Form 10-Q
period 2008-03-30
HAWKER BEECHCRAFT NOTES CO; HAWKER BEECHCRAFT ACQUISITION CO LLC
filed 2008-05-07
CIK 1396427, 1396426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-147828

Hawker Beechcraft Acquisition Company, LLC

Hawker Beechcraft Notes Company

(Exact name of registrant as specified in its charter)

Delaware	71-1018770 20-8650498
(State of Incorporation)	(I.R.S. Employer Identification Number)

10511 East Central, Wichita, Kansas 67206

(Address of Principal Executive Offices) (Zip Code)

(316) 676-7111

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions)

	March 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$334.5	$569.5
Accounts and notes receivable, net	70.8	80.3
Unbilled revenue	35.0	24.1
Inventories, net	1,554.0	1,289.3
Current deferred income tax asset	47.3	47.9
Assets held for sale	126.4	—
Prepaid expenses and other current assets	49.9	60.5

Total current assets	2,217.9	2,071.6

Property, plant and equipment, net	655.7	655.7
Goodwill	607.0	716.0
Intangible assets, net	1,100.7	1,118.2
Non-current deferred income tax asset	13.2	—
Other assets, net	110.9	113.7

Total assets	$4,705.4	$4,675.2

Liabilities and Equity
Current liabilities
Notes payable and current portion of long-term debt	$74.0	$69.6
Advance payments and billings in excess of costs incurred	575.4	541.2
Accounts payable	316.0	323.6
Accrued salaries and wages	53.2	60.5
Accrued interest payable	73.3	25.4
Liabilities held for sale	2.4	—
Other accrued expenses	147.2	168.7

Total current liabilities	1,241.5	1,189.0

Long-term debt	2,377.3	2,377.3
Accrued retiree benefits and other long-term liabilities	118.7	103.0
Non-current deferred income tax liability	—	1.5

Total liabilities	3,737.5	3,670.8

Equity
Paid-in capital	992.6	989.2
Accumulated other comprehensive income	5.8	14.4
Retained (deficit) earnings	(30.5)	0.8

Total equity	967.9	1,004.4

Total liabilities and equity	$4,705.4	$4,675.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Successor	Predecessor
	Three Months Ended March 30, 2008	Three Months Ended March 25, 2007
Sales:
Aircraft and parts	$531.5	$603.9
Services	45.0	46.4
Sales to related parties	—	20.5

Total sales	576.5	670.8

Cost of sales:
Aircraft and parts	438.9	486.4
Services	53.8	51.7
Sales to related parties	—	20.5

Cost of sales	492.7	558.6

Gross margin	83.8	112.2

Selling, general and administrative expenses	59.4	59.5
Research and development expenses	25.9	21.3

Operating (loss) income	(1.5)	31.4

Intercompany interest expense, net	—	15.8
Interest expense (income), net	47.6	(0.9)
Other expense (income), net	0.2	(0.1)

Non-operating expense, net	47.8	14.8

(Loss) income before taxes	(49.3)	16.6
(Benefit from) provision for income taxes	(18.0)	6.4

Net (loss) income	$(31.3)	$10.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Equity and Comprehensive Income (Unaudited)

(In millions)

For the Period January 1, 2007 - March 25, 2007 (Predecessor)

		Raytheon’s Net Investment	Accumulated Other Comprehensive (Loss)	Total Invested Equity	Total Comprehensive Income
Balance at January 1, 2007		$1,330.0	$(85.9)	$1,244.1	$—
Net transfers from Raytheon		117.4		117.4
Stock-based compensation		1.2		1.2
Net income		10.2		10.2	10.2
Other comprehensive income (loss), net of tax:
Amortization of pension and other benefits			5.5	5.5	5.5
Unrealized loss on cash flow hedges			(1.1)	(1.1)	(1.1)
Foreign currency translation adjustments			(1.7)	(1.7)	(1.7)
Unrealized losses on investments			(0.3)	(0.3)	(0.3)

Total comprehensive income					$12.6

Balance at March 25, 2007		$1,458.8	$(83.5)	$1,375.3

For the Period March 26, 2007 - March 30, 2008 (Successor)
	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity	Total Comprehensive Income (Loss)
Balance at March 26, 2007
Net contribution from Hawker Beechcraft, Inc.	$976.7	$—	$—	$976.7	$—
Stock-based compensation	12.5			12.5
Net income		0.8		0.8	0.8
Other comprehensive income (loss), net of tax:
Net gain on pension and other benefits			27.0	27.0	27.0
Unrealized loss on cash flow hedges			(12.3)	(12.3)	(12.3)
Foreign currency translation adjustments			(0.3)	(0.3)	(0.3)

Total comprehensive income					$15.2

Balance at December 31, 2007	$989.2	$0.8	$14.4	$1,004.4
Stock-based compensation	3.3			3.3
Pool of windfall tax benefits	0.1			0.1
Net loss		(31.3)		(31.3)	$(31.3)
Other comprehensive income (loss), net of tax:
Net gain on pension and other benefits			0.4	0.4	0.4
Unrealized loss on cash flow hedges			(9.5)	(9.5)	(9.5)
Foreign currency translation adjustments			0.5	0.5	0.5

Total comprehensive loss					$(39.9)

Balance at March 30, 2008	$992.6	$(30.5)	$5.8	$967.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Successor	Predecessor
	Three Months Ended March 30, 2008	Three Months Ended March 25, 2007
Cash flows from operating activities:
Net (loss) income	$(31.3)	$10.2
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	38.8	21.9
Amortization of debt issuance costs	2.4	—
Amortization of deferred compensation	1.5	—
Stock-based compensation	3.3	1.2
Deferred income taxes	(19.2)	(10.3)

Changes in assets and liabilities:
Accounts receivable	9.5	8.6
Unbilled revenue, advanced payments and billings in excess of costs incurred	23.3	(81.0)
Inventories	(224.6)	(87.9)
Prepaid expenses and other current assets	(1.6)	33.2
Accounts payable	(7.6)	(6.7)
Accrued salaries and wages	(7.3)	0.3
Other accrued expenses	33.5	(15.9)
Pension and other changes, net	0.4	3.5
Current income taxes	(3.0)	—
Origination of financing receivables	—	(20.6)
Collection of financing receivables not sold	—	36.2

Net cash used in operating activities	(181.9)	(107.3)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(10.1)	(26.2)
Additions to computer software	(0.8)	(1.1)

Net cash used in investing activities	(10.9)	(27.3)

Cash flows from financing activities:
Payment of notes payable	(42.3)	—
Net transfers from Raytheon	—	117.4

Net cash (used in) provided by financing activities	(42.3)	117.4

Effect of exchange rates on cash and cash equivalents	0.1	—

Net decrease in cash and cash equivalents	(235.0)	(17.2)
Cash and cash equivalents at beginning of period	569.5	25.9

Cash and cash equivalents at end of period	$334.5	$8.7

Supplemental Disclosures:
Net transfers to property, plant and equipment	$20.3	$—
Inventory acquired through issuance of notes	$46.7	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Background and Basis of Interim Presentation

Hawker Beechcraft, Inc. (“HBI”) was formed in late 2006 by GS Capital Partners VI, L.P., an affiliate of The Goldman Sachs Group, Inc., and Onex Partners II LP, an affiliate of Onex Corporation, for the purpose of purchasing the Raytheon Aircraft business (“RA” or the “Predecessor”) from Raytheon Company (“Raytheon”) (the “Acquisition”). The transaction was completed on March 26, 2007. HBI acquired all of the outstanding membership interests of Raytheon Aircraft Acquisition Company, LLC, which was renamed Hawker Beechcraft Acquisition Company, LLC (“HBAC”), and substantially all of the assets of Raytheon Aircraft Services Limited. Following the Acquisition, HBI contributed the equity interest of the entity purchasing the assets of Raytheon Aircraft Services Limited to HBAC. HBAC is engaged in the design, development, manufacturing, marketing, selling and servicing of business and general aviation, training and special mission aircraft.

Predecessor

The accompanying unaudited condensed consolidated financial statements of RA include allocations of certain Raytheon corporate expenses, including legal, human resources, payroll, accounting, employee benefits, real estate, insurance, information technology, telecommunications, treasury and other Raytheon corporate and infrastructure costs. The expense and cost allocations were determined on bases that were considered reasonable by RA management in order to reflect the utilization of services provided or the benefit received by RA during the periods presented. The unaudited condensed consolidated financial statements included herein do not necessarily reflect the results of operations, financial position, changes in owner’s net investment and cash flows of HBAC in the future or what RA’s financial condition or results of operations would have been had it operated as a separate, stand-alone entity during the periods presented.

Successor

The accompanying unaudited condensed consolidated financial statements include the accounts of HBAC and its subsidiaries subsequent to the Acquisition.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. In the opinion of HBAC management, these unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for the interim periods in accordance with GAAP and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior period financial statements and notes to conform to the current period presentation. The unaudited condensed consolidated statement of financial position as of December 31, 2007 was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2007 Annual Report on Form 10-K for the year ended December 31, 2007.

2.	Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those years. Relative to SFAS 157, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2 in February 2008. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. As discussed in Note 4, HBAC adopted SFAS 157 for financial assets and financial liabilities on January 1, 2008. The adoption of SFAS 157 did not have a material impact on HBAC’s consolidated financial position or results of operations. HBAC is currently evaluating the potential impact that the application of SFAS 157 to its nonfinancial assets and nonfinancial liabilities will have on its consolidated financial position and results of operations.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). SFAS 159 requires business entities to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. HBAC has not elected the fair value option for any of its assets or liabilities.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes a framework for principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. This accounting standard is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The impact of adopting

SFAS 141(R) will depend on the nature, terms and size of business combinations completed after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amended Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This accounting standard is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The effect, if any, of adopting SFAS 160 on our financial position and results of operations has not yet been determined.

In December 2007, the Emerging Issues Task Force (“EITF”) concluded on Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. EITF 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The effect, if any, of adopting EITF 07-1 on our financial position and results of operations has not yet been determined.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”). SAB 110 expresses the views of the staff regarding the use of the “simplified” method, as discussed in SAB 107, in developing an estimate of the expected term of “plain vanilla” share options, SAB107 allowed usage of the “simplified” method for share option grants prior to December 31, 2007. At the time SAB 107 was issued, the SEC staff believed that more detailed external information about employee exercise behavior would become readily available. However, because the staff understood that such detailed information may not be available by December 31, 2007, SAB 110 allows public companies which do not have historically sufficient experience to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. HBAC currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a more refined estimate. HBAC will continue to use the “simplified” method until it has enough historical experience to provide a more refined estimate of expected term in accordance with SAB 110. The effect of adopting SAB 110 on HBAC’s consolidated financial position or results of operations was not material.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk related. Finally, it requires cross-referencing within footnotes. This accounting standard is effective for financial statements issued for fiscal years and interim periods beginning on or after November 15, 2008. The effect, if any, of adopting SFAS 161 has not yet been determined.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.	Sale of Fuel and Line Operations

On February 21, 2008, HBAC signed a definitive agreement to sell its wholly-owned fuel and line operations to BBA Aviation for $128.5 million. The transaction includes fuel and line operations at seven domestic U.S. locations in: Atlanta, Georgia; Houston and San Antonio, Texas; Indianapolis, Indiana; Tampa, Florida; Van Nuys, California; and Wichita, Kansas. HBAC will retain its factory-owned maintenance and customer support facilities at these locations. Operations in Little Rock, Arkansas; Chester, England, U.K.; and Toluca, Mexico will not be affected. The sale, which is subject to customary conditions as well as regulatory and certain third party approvals, is expected to close by mid-year 2008.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the assets and liabilities of the fuel and line operations are presented as “held for sale” on the statement of financial position. The fuel and line operations do not qualify as a discontinued operation in accordance with SFAS 144, and, accordingly, are not classified as discontinued operations on the financial statements. We do not expect to record a significant gain or loss on the sale of the fuel and line operations.

The assets and liabilities of the fuel and line operations are as follows:

(In millions)	March 30, 2008
Inventories, net	$0.9
Prepaid expenses and other current assets	5.4
Property, plant and equipment, net	10.6
Goodwill	109.5

Total assets	$126.4

Other accrued expenses	$2.4

Total liabilities	$2.4

4.	Fair Value

Effective January 1, 2008, HBAC adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities affected by the one year delay identified in FSP 157-2. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures.

To implement SFAS 157, HBAC performed an analysis of all existing financial assets and financial liabilities measured at fair value on a recurring basis to determine the significance and character of all inputs used to determine their fair value. Based on this assessment, the adoption of SFAS 157 did not have a material effect on HBAC’s net asset value. However, adoption of SFAS 157 does require HBAC to provide additional disclosures about the inputs used to develop the fair value measurements and the effect of certain measurements on changes in net assets for the reportable periods as contained in HBAC’s periodic filings.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories:

Level 1 Inputs – Quoted prices for identical assets and liabilities in active markets.

Level 2 Inputs – Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; observable inputs other than quoted prices; and inputs that are derived principally from or corroborated by other observable market data.

Level 3 Inputs – Unobservable inputs reflecting the entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents assets and liabilities measured at fair value on a recurring basis at March 30, 2008:

	Fair Value Measurements at Reporting Date Using:
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 30, 2008
Assets
Cash equivalents	$322.3	$—	$—	$322.3
Derivative assets	8.3	—	—	8.3

Total	$330.6	$—	$—	$330.6

Liabilities
Derivative liabilities	$7.3	$32.5	$—	$39.8

Total	$7.3	$32.5	$—	$39.8

We use quoted market prices to determine the fair value of our cash equivalents and foreign currency forward contracts and classify such items within Level 1 of the fair value hierarchy. We use a discounted cash flows model to determine the fair value of our interest rate swap. The discounted cash flows model uses market-corroborated interest rate projections as the primary input; therefore, we classify our interest rate swap within Level 2 of the hierarchy.

5.	Product Warranty

Warranty provisions related to commercial aircraft and parts sales are determined based upon an estimate of costs that may be incurred for warranty services over the period of coverage from 1 to 10 years. HBAC estimates its warranty costs based on historical warranty claim experience. The warranty accrual is reviewed quarterly to verify that it appropriately reflects the estimated remaining obligation based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual warranty claim experience causes management to revise its estimates. The effects of changes in estimates are reflected in the period the estimates are revised.

Activity related to commercial aircraft and part warranty provisions was as follows:

	Successor	Predecessor
(In millions)	Three Months Ended March 30, 2008	Three Months Ended March 25, 2007
Beginning balance	$60.8	$57.5
Accrual for aircraft and part deliveries	5.5	8.1
Reversals related to prior period deliveries	(0.5)	(9.7)
Warranty services provided	(5.3)	(4.2)

Ending balance	$60.5	$51.7

Warranty provisions related to aircraft deliveries on contracts accounted for under American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), using the cost-to-cost method to measure progress towards completion are recorded as contract costs as the warranty work is performed. The estimation of these costs is an integral part of the revenue recognition process for these contracts.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.	Inventories, net

Inventories consisted of the following:

(In millions)	March 30, 2008	December 31, 2007
Finished goods	$172.5	$180.0
Work in process	1,105.1	805.5
Materials and purchased parts	276.4	303.8

Total	$1,554.0	$1,289.3

During the three months ended March 30, 2008, aircraft valued at $5.7 million were physically transferred from finished goods inventory to property, plant and equipment. The resulting transfer was excluded from changes in inventories in the statement of cash flows for the three months ended March 30, 2008, as it was a non-cash transaction.

7.	Goodwill

Changes in the carrying amount of goodwill by reportable segment for the three months ended March 30, 2008 were as follows:

(In millions)	Business and General Aviation	Trainer Aircraft	Customer Support	Total
Beginning balance	$353.4	$222.0	$140.6	$716.0
Purchase price allocation adjustments	(3.7)	—	4.2	0.5
Reclassified to assets held for sale	—	—	(109.5)	(109.5)

Ending balance	$349.7	$222.0	$35.3	$607.0

During the three months ended March 30, 2008, HBAC finalized the purchase price allocation of the Acquisition, which resulted in a shift of $3.7 million of goodwill from the Business and General Aviation segment to the Customer Support segment. In addition, HBAC identified final purchase price adjustments resulting in a $0.5 million increase in goodwill.

8.	Income Taxes

HBAC utilizes the asset and liability method of accounting for income taxes, which requires that deferred tax assets and liabilities be recorded to reflect the future tax consequences of temporary differences between the book and tax basis of various assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of changes in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period in which the rate change occurs. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Changes in valuation allowance from period to period are reflected in the income statement in the period of change.

HBAC is included in the consolidated U.S. federal tax return of HBI. HBI, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Despite our belief that our tax return positions are consistent with applicable tax laws, we believe that certain positions are likely to be challenged by taxing authorities. HBAC’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the financial statements in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law.

The provision for income taxes for interim periods is based on estimated annual effective income tax rates. The income tax benefit for the three months ended March 30, 2008 consisted of $16.6 million for federal income taxes and $2.3

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

million for state taxes offset by a $0.9 million provision for foreign taxes. HBAC’s effective tax rate was 36.5% for the three months ended March 30, 2008 and was favorably impacted by the domestic production activities deductions and Kansas state income tax credits. RA’s effective tax rate was 38.6% for the three months ended March 25, 2007.

9.	Pension and Other Employee Benefits

HBAC has several defined benefit pension and retirement plans covering the majority of its employees hired prior to January 1, 2007 (“Pension Benefits”). In addition to providing Pension Benefits, HBAC provides certain health care and life insurance benefits to retired employees through other postretirement defined benefit plans (“Other Benefits”).

The following table outlines the components of net periodic benefit cost for Pension Benefits:

	Successor	Predecessor
(In millions)	Three Months Ended March 30, 2008	Three Months Ended March 25, 2007
Service cost	$5.9	$6.6
Interest cost	13.1	13.8
Expected return on plan assets	(16.3)	(17.1)
Amortization of prior service cost	—	0.9
Amortization of net (gain) loss	(1.2)	4.2

Net amount recognized	$1.5	$8.4

The net periodic benefit cost for the Predecessor includes expense from the United Kingdom Pension Benefits plans of $0.8 million for the three months ended March 25, 2007. As part of the Acquisition, Raytheon retained the United Kingdom Pension Benefits plans and their associated assets and liabilities. HBAC implemented a defined contribution plan for its employees in the United Kingdom, and, for the three months ended March 30, 2008, recognized $0.3 million of expense associated with this plan.

The following table outlines the components of net periodic benefit cost for Other Benefits:

	Successor	Predecessor
(In millions)	Three Months Ended March 30, 2008	Three Months Ended March 25, 2007
Service cost	$0.1	$0.2
Interest cost	0.3	0.2
Amortization of transition obligation	—	0.2

Net amount recognized	$0.4	$0.6

We expect total contributions, both required and discretionary, to the Pension Benefits and Other Benefits plans to be approximately $0.7 million and $1.0 million, respectively, in 2008.

HBAC maintains a 401(k) plan (defined contribution plan) under which covered employees are allowed to contribute up to a specific percentage of their pay. HBAC matches (“HBAC Match”) up to a maximum of 4% of the employee’s pay. The HBAC Match is invested in the same way as the employee contributions. Total HBAC Match expense was $5.1 million for the three months ended March 30, 2008. The Predecessor had a similar plan for which the expense was $4.1 million for the three months ended March 25, 2007.

HBAC maintains a retirement income savings program (“RISP”) for certain employees who were hired on or after January 1, 2007. These employees will participate in the RISP in place of the Pension Benefits described above. HBAC

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

contributes to the covered employee’s participant account up to a maximum of 9% of the employee’s pay based on the employee’s age and tenure. The funds can be invested among several investment options as directed by the employee. Total expense for the RISP was $0.6 million for the three months ended March 30, 2008 and was less than $0.1 million for the three months ended March 25, 2007.

10.	Stock-Based Compensation

During the three months ended March 30, 2008, HBI granted non-qualified stock options to various members of HBAC management with vesting based on future service or financial performance. HBAC applied the fair value provisions of SFAS
No. 123(R), Share-Based Payment, to value the stock option awards. The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Service Vesting	Performance Vesting
Expected term in years	6.5	6.4
Expected volatility	38.6%	38.5%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.0%	2.9%

The expected term represents the period of time the options are expected to be outstanding and was determined for new grants using the simplified method as prescribed in SAB 110. The expected term assumption incorporates the contractual term of an option grant, which is ten years, as well as the vesting period of the award. The expected volatility assumption was calculated by averaging the historical volatility of a peer group of publicly-traded aerospace and defense companies over a term equal to the expected term of the option granted. The risk-free interest rate reflects the yield on a zero-coupon U.S. Treasury bond over a period that approximates the expected term of the option granted. HBAC used RA historical data to estimate its assumed annual forfeiture rate.

Stock option activity for the three months ended March 30, 2008 was as follows:

Service Vesting	Number of Options
Outstanding at December 31, 2007	3,710,678
Granted	153,038
Exercised	—
Forfeited or expired	(54,510)

Outstanding at March 30, 2008	3,809,206

Performance Vesting	Number of Options
Outstanding at December 31, 2007	4,131,604
Granted	172,162
Exercised	—
Forfeited or expired	(17,022)

Outstanding at March 30, 2008	4,286,744

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted share activity for the three months ended March 30, 2008 was as follows:

Number of Shares
Nonvested at December 31, 2007	464,505
Granted	1,940
Vested	(7,708)
Forfeited	—

Nonvested at March 30, 2008	458,737

During the three months ended March 30, 2008, HBAC recognized $3.3 million of compensation expense for stock options and restricted shares.

11.	Related Party Transactions

Onex Partners II LP and its affiliated entities own approximately 49% of the issued and outstanding common stock of HBI. Affiliates of Onex Partners II LP currently own a controlling interest in Spirit AeroSystems Holdings, Inc. (“Spirit”), one of our suppliers. Spirit supplies certain components for our Hawker aircraft, and we believe that purchases of components from Spirit are based on standard market terms. We received components from Spirit of approximately $4.2 million and $6.0 million for the three months ended March 30, 2008 and March 25, 2007, respectively.

GS Capital Partners VI, L.P. and other private equity funds affiliated with Goldman, Sachs & Co. own approximately 49% of the issued and outstanding common stock of HBI. Goldman, Sachs & Co. acted as an Initial Purchaser in the 2007 offering of the notes that were later exchanged for our outstanding publicly held notes in a registered exchange offer. Goldman Sachs Credit Partners L.P., an affiliate of GS Capital Partners VI, L.P. and its related investment funds, acted as the joint lead arranger, joint book runner, syndication agent and a lender under our senior secured credit facilities. In addition, Goldman, Sachs & Co., Goldman Sachs Credit Partners L.P. and its affiliates may in the future engage in commercial banking, investment banking or other financial advisory transactions with us and our affiliates.

We entered into a management services arrangement with the investment managers of GS Capital Partners VI, L.P., and its related funds, and Onex Partners II LP, effective upon the closing of the Acquisition. Under the arrangement, we pay these parties an annual aggregate fee of $2.0 million, plus reasonable out-of-pocket expenses, as compensation for various advisory services. This fee is shared equally by the two sets of investment managers. We also agreed to indemnify these parties and their affiliates for liabilities arising from their actions under the management services arrangement.

A member of the Board of Directors of HBI is also a member of the Board of Directors of Spirit.

Related party transactions for the Predecessor periods refer to transactions with Raytheon and its affiliates.

12.	Commitments and Contingencies

In the normal course of business, HBAC leases equipment, office buildings and other facilities under leases that include standard escalation clauses to reflect changes in price indices, as well as renewal options. Rent expense for HBAC was $1.8 million for the three months ended March 30, 2008, and rent expense for RA was $6.3 million for the three months March 25, 2007. As a result of the Acquisition, Raytheon retained certain lease obligations that were previously held by RA.

HBAC has assigned certain leasehold interests to third parties but remains liable to the lessor to the extent the assignee defaults on future lease payments amounting to $10.6 million and $10.9 million at March 30, 2008 and December 31, 2007, respectively, extending through 2021.

HBAC has committed to construct facilities and purchase equipment under contracts with various third parties. Future payments of $19.8 million and $6.8 million are required under these contracts at March 30, 2008 and December 31, 2007, respectively. The increase in commitments is driven primarily by plans to upgrade our service center in Indianapolis, Indiana.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

HBAC retains liability for losses and expenses for aircraft product liability up to a maximum of $5 million per occurrence and $20 million per fiscal year. Insurance purchased from third parties is expected to cover excess aggregate liability exposure from $20 million to $750 million. This coverage also includes the excess liability over $5 million per occurrence. Raytheon retained the liability for claims relating to occurrences after April 1, 2001 through March 25, 2007. We retain liability for claims relating to occurrences prior to April 1, 2001, subject to limited exceptions covering specific liabilities retained by Raytheon. The aircraft product liability reserve was $6.3 million and $7.4 million at March 30, 2008 and December 31, 2007, respectively, and was based on management’s estimate of its expected losses not covered by third party insurers. HBAC currently has no offsetting receivable for insurance recovery associated with this estimate.

HBAC is involved in various stages of investigation and cleanup related to remediation of various environmental sites. HBAC’s estimate of total environmental remediation costs expected to be incurred is $2.4 million. Discounted at a weighted-average risk-free rate of 6.0%, HBAC estimates the liability to be $1.3 million and accrued this amount in other accrued expenses at March 30, 2008. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of HBAC’s responsibility, it is difficult to determine the ultimate outcome of these matters. However, any additional liability is not expected to have a material adverse effect on HBAC’s financial position, results of operations or liquidity.

HBAC issues guarantees and has banks and surety companies issue, on its behalf, letters of credit and surety bonds to meet various administrative, bid, performance, warranty, retention and advance payment obligations of HBAC or its affiliates. Approximately $114.9 million, $76.3 million and $3.8 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at March 30, 2008, respectively, and $101.0 million, $68.8 million and $3.8 million were outstanding at December 31, 2007 respectively. These instruments expire on various dates through 2016.

HBAC is subject to oversight by the Federal Aviation Administration (“FAA”). The FAA routinely evaluates aircraft operational and safety requirements and is responsible for certification of new and modified aircraft. Future action by the FAA may adversely affect HBAC’s financial position, results of operations and liquidity, including recovery of its investment in new aircraft.

HBAC as a defense contractor is subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the U.S. Department of Defense Inspector General, the Government Accountability Office, the U.S. Department of Justice and Congressional committees. Future action by these agencies and legislative committees may adversely affect HBAC’s financial position, results of operations and liquidity.

On October 12, 2007, an action was filed by Paragon & Co. and Charles A. Lubash in the Superior Court of the State of California, County of Los Angeles against The Goldman Sachs Group, Inc., Sanjeev Mehra (an employee of The Goldman Sachs Group, Inc. and one of our directors), Hawker Beechcraft Corporation, Hawker Beechcraft Charter & Management, Inc. and Hawker Beechcraft Services, Inc. The complaint alleges that defendants breached an oral agreement with the plaintiffs whereby the plaintiffs would be compensated in connection with the arrangement and structuring of the acquisition of Raytheon Aircraft and, alternatively, that defendants defrauded plaintiffs in connection with such an arrangement. The plaintiffs seek up to $300 million in damages. The defendants removed the action to the federal district court in the Central District of California. We intend to vigorously defend the action. The ultimate liability, if any, of this action is presently indeterminable.

In addition, various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against HBAC. While the ultimate liability or potential range of loss, if any, from these proceedings is presently indeterminable, any additional liability is not expected to have a material adverse effect on HBAC’s financial position, results of operations or liquidity.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

13.	Business Segment Information

Reportable segments include the following: Business and General Aviation, Trainer Aircraft and Customer Support. Business and General Aviation designs, develops, manufactures, markets and sells commercial and specially modified general aviation aircraft and related service contracts. Trainer Aircraft designs, develops, manufactures, markets and sells military training aircraft to the U.S. Government and foreign governments. Customer Support provides parts and service support for in-service aircraft worldwide. Historically, the Business and General Aviation and Customer Support segments’ net sales included sales to parties affiliated with Raytheon as well as intersegment sales recorded at cost plus a specified fee, which may differ from what the selling entity would be able to obtain on external sales. Subsequent to the Acquisition, any sales to parties affiliated with Raytheon are reported as external sales. The Trainer Aircraft segment does not have related party or intersegment sales.

While some working capital accounts are maintained on a segment basis, much of the Company’s assets are not managed or maintained on a segment basis. Certain property, plant and equipment, including tooling, is used in the design and production of products for each of the segments and, therefore, is not allocated to any individual segment. In addition, cash, prepaid expenses, other assets and deferred taxes are maintained and managed on a consolidated basis and generally do not pertain to any particular segment. Raw materials and certain component parts are used in production across all segments. Work in process inventory is identifiable by segment but is managed and evaluated at the program level. As there is no segmentation of the Company’s productive assets, no allocation of these amounts has been made for purposes of segment disclosure.

Segment financial results were as follows:

Sales

	Successor	Predecessor
(In millions)	Three Months Ended March 30, 2008	Three Months Ended March 25, 2007
Business and General Aviation	$425.0	$490.6
Trainer Aircraft	77.3	91.2
Customer Support	137.7	116.4
Eliminations	(63.5)	(27.4)

Total	$576.5	$670.8

There were no sales to affiliated parties for the three months ended March 30, 2008. Sales to affiliated parties for the three months ended March 25, 2007 were $17.4 million and $3.1 million for Business and General Aviation and Customer Support, respectively.

Intersegment sales for HBAC for the three months ended March 30, 2008 were $51.4 million for Business and General Aviation and $12.1 million for Customer Support. Intersegment sales for RA for the three months ended March 25, 2007 were $13.5 million for Business and General Aviation and $13.9 million for Customer Support.

Operating (Loss) Income

	Successor	Predecessor
(In millions)	Three Months Ended March 30, 2008	Three Months Ended March 25, 2007
Business and General Aviation	$(24.5)	$8.9
Trainer Aircraft	4.3	12.2
Customer Support	18.8	9.6
Eliminations	(0.1)	0.7

Total	$(1.5)	$31.4

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

14.	Guarantor Subsidiary Financial Information

HBAC’s obligation to pay principal and interest under certain debt instruments is guaranteed on a joint and several basis by certain guarantor subsidiaries. The guarantees are full and unconditional, and the guarantor subsidiaries are 100% owned by HBAC. Non-guarantor subsidiaries consist primarily of foreign subsidiaries of HBAC, which are organized outside the United States of America.

The following unaudited condensed consolidating financial information presents:

Condensed Consolidating Statements of Financial Position as of March 30, 2008 and December 31, 2007 for the Successor ; Condensed Consolidating Statements of Operations for the three months ended March 30, 2008 for the Successor and the three months ended March 25, 2007 for the Predecessor; and Condensed Consolidating Statements of Cash Flows for the three months ended March 30, 2008 for the Successor and the three months ended March 25, 2007 for the Predecessor.

Elimination entries necessary to consolidate the Successor and Predecessor with their respective guarantor and non-guarantor subsidiaries have been included in the eliminations columns. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC—SUCCESSOR

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION (Unaudited)

AS OF MARCH 30, 2008

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$323.0	$—	$11.5	$—	$334.5
Accounts and notes receivable, net	0.7	64.5	5.6	—	70.8
Intercompany receivables	0.2	2.5	3.3	(6.0)	—
Unbilled revenue	—	28.4	6.6	—	35.0
Inventories, net	—	1,549.0	5.0	—	1,554.0
Current deferred income tax asset	3.6	42.7	1.0	—	47.3
Assets held for sale	—	126.4	—	—	126.4
Prepaid expenses and other current assets	9.4	39.4	1.1	—	49.9

Total current assets	336.9	1,852.9	34.1	(6.0)	2,217.9

Property, plant and equipment, net	16.6	635.7	3.4	—	655.7
Goodwill	—	607.0	—	—	607.0
Intangible assets, net	—	1,100.7	—	—	1,100.7
Non-current deferred income tax asset	13.2	(0.1)	0.1	—	13.2
Investment in subsidiaries	2,449.2	—	—	(2,449.2)	—
Other assets, net	62.4	48.5	—	—	110.9

Total assets	$2,878.3	$4,244.7	$37.6	$(2,455.2)	$4,705.4

Liabilities and Equity
Current liabilities
Notes payable and current portion of long-term debt	$(13.0)	$87.0	$—	$—	$74.0
Advance payments and billings in excess of costs incurred	—	574.4	1.0	—	575.4
Accounts payable	59.7	250.6	5.7	—	316.0
Accrued salaries and wages	—	53.2	—	—	53.2
Accrued interest payable	66.5	6.8	—	—	73.3
Liabilities held for sale	—	2.4	—	—	2.4
Other accrued expenses	(46.2)	184.6	8.8	—	147.2

Total current liabilities	67.0	1,159.0	15.5	—	1,241.5

Long-term debt	2,043.9	333.4	—	—	2,377.3
Intercompany loan	(227.5)	232.9	0.6	(6.0)	—
Accrued retiree benefits and other long-term liabilities	32.5	86.2	—	—	118.7
Non-current deferred income tax liability	(5.5)	5.4	0.1	—	—

Total liabilities	1,910.4	1,816.9	16.2	(6.0)	3,737.5
Total equity	967.9	2,427.8	21.4	(2,449.2)	967.9

Total liabilities and equity	$2,878.3	$4,244.7	$37.6	$(2,455.2)	$4,705.4

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC—SUCCESSOR

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION (Unaudited)

AS OF DECEMBER 31, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$558.1	$0.7	$10.7	$—	$569.5
Intercompany receivables	0.5	2.1	4.0	(6.6)	—
Accounts and notes receivable, net	1.1	73.6	5.6	—	80.3
Unbilled revenue	—	19.8	4.3	—	24.1
Inventories, net	—	1,282.2	7.1	—	1,289.3
Current deferred income tax asset	4.2	42.7	1.0	—	47.9
Prepaid expenses and other current assets	—	59.5	1.0	—	60.5

Total current assets	563.9	1,480.6	33.7	(6.6)	2,071.6

Property, plant and equipment, net	15.9	636.9	2.9	—	655.7
Investment in subsidiaries	2,901.9	—	—	(2,901.9)	—
Goodwill	—	716.0	—	—	716.0
Intangible assets, net	—	1,118.2	—	—	1,118.2
Other assets, net	64.8	48.8	0.1	—	113.7

Total assets	$3,546.5	$4,000.5	$36.7	$(2,908.5)	$4,675.2

Liabilities and Equity
Current liabilities
Notes payable and current portion of long-term debt	$(17.4)	$87.0	$—	$—	$69.6
Advance payments and billings in excess of costs incurred	—	540.0	1.2	—	541.2
Accounts payable	58.8	286.8	4.9	(26.8)	323.6
Accrued salaries and wages	4.3	55.9	0.3	—	60.5
Accrued interest payable	23.5	1.9	—	—	25.4
Other accrued expenses	(44.3)	203.9	9.1	—	168.7

Total current liabilities	24.9	1,175.5	15.5	(26.8)	1,189.0

Long-term debt	2,043.9	333.4	—	—	2,377.3
Intercompany loan	462.2	(484.3)	1.9	20.2	—
Accrued retiree benefits and other long-term liabilities	15.7	87.3	—	—	103.0
Non-current deferred income tax liability	(4.6)	6.1	—	—	1.5

Total liabilities	2,542.1	1,118.0	17.4	(6.6)	3,670.8
Total equity	1,004.4	2,882.6	19.3	(2,901.9)	1,004.4

Total liabilities and equity	$3,546.5	$4,000.5	$36.7	$(2,908.5)	$4,675.2

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC—SUCCESSOR

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 30, 2008

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$559.5	$20.6	$(3.6)	$576.5
Cost of sales	—	478.9	17.4	(3.6)	492.7

Gross Margin	—	80.6	3.2	—	83.8

Selling, general and administrative expenses	—	58.9	0.5	—	59.4

Research and development expenses	—	25.9	—	—	25.9

Operating (loss) income	—	(4.2)	2.7	—	(1.5)

Intercompany interest (income) expense, net	(0.1)	0.1	—	—	—
Interest expense (income) , net	42.8	4.9	(0.1)	—	47.6
Other expense, net	—	—	0.2	—	0.2
Equity loss (income) in subsidiaries	7.5	—	—	(7.5)	—

Non-operating expense (income), net	50.2	5.0	0.1	(7.5)	47.8

(Loss) income before taxes	(50.2)	(9.2)	2.6	7.5	(49.3)

(Benefit from) provision for income taxes	(18.9)	—	0.9	—	(18.0)

Net (loss) income	$(31.3)	$(9.2)	$1.7	$7.5	$(31.3)

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

RAYTHEON AIRCRAFT—PREDECESSOR

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 25, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$657.0	$13.8	$—	$670.8
Cost of sales	—	544.0	14.6	—	558.6

Gross Margin	—	113.0	(0.8)	—	112.2

Selling, general and administrative expenses	0.4	58.2	0.9	—	59.5

Research and development expenses	—	21.3	—	—	21.3

Operating (loss) income	(0.4)	33.5	(1.7)	—	31.4

Intercompany interest (income) expense, net	(6.4)	22.2	—	—	15.8
Interest (income) expense , net	(7.5)	6.6	—	—	(0.9)
Other (income) expense, net	—	(0.2)	0.1	—	(0.1)
Equity (income) loss in subsidiaries	(1.2)	—	—	1.2	—

Non-operating (income) expense, net	(15.1)	28.6	0.1	1.2	14.8

Income (loss) before taxes	14.7	4.9	(1.8)	(1.2)	16.6

Provision for income taxes	4.5	1.9	—	—	6.4

Net income (loss)	$10.2	$3.0	$(1.8)	$(1.2)	$10.2

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC—SUCCESSOR

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 30, 2008

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used in) provided by operating activities	$(234.4)	$50.9	$1.6	$—	$(181.9)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(0.7)	(8.5)	(0.9)	—	(10.1)
Additions to computer software	—	(0.8)	—	—	(0.8)

Net cash used in investing activities	(0.7)	(9.3)	(0.9)	—	(10.9)

Cash flows from financing activities:
Payment of notes payable	—	(42.3)	—	—	(42.3)

Net cash used in financing activities	—	(42.3)	—	—	(42.3)

Effect of exchange rates on cash and cash equivalents	—	—	0.1	—	0.1

Net (decrease) increase in cash and cash equivalents	(235.1)	(0.7)	0.8	—	(235.0)
Cash and cash equivalents at beginning of period	558.1	0.7	10.7	—	569.5

Cash and cash equivalents at end of period	$323.0	$—	$11.5	$—	$334.5

Hawker Beechcraft Acquisition Company, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

RAYTHEON AIRCRAFT—PREDECESSOR

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 25, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used in) provided by operating activities	$(133.2)	$28.8	$(2.9)	$—	$(107.3)

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(26.2)	—	—	(26.2)
Additions to computer software	—	(1.1)	—	—	(1.1)

Net cash used in investing activities	—	(27.3)	—	—	(27.3)

Cash flows from financing activities:
Net transfers from Raytheon	117.4	—	—	—	117.4

Net cash provided by financing activities	117.4	—	—	—	117.4

Effect of exchange rates on cash and cash equivalents	—	—	—	—	—

Net (decrease) increase in cash and cash equivalents	(15.8)	1.5	(2.9)	—	(17.2)
Cash and cash equivalents at beginning of period	18.5	1.6	5.8	—	25.9

Cash and cash equivalents at end of period	$2.7	$3.1	$2.9	$—	$8.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations for the three months ended March 30, 2008 reflects the business of Hawker Beechcraft Acquisition Company, LLC (“HBAC”), the successor business (“Successor”) to Raytheon Aircraft (“RA”). The discussion and analysis of financial condition and results of operations for the three months ended March 25, 2007 reflects the business of RA, the predecessor business (“Predecessor”) acquired by Hawker Beechcraft, Inc. (“HBI”) in the Acquisition. Unless otherwise indicated, the discussion and analysis of the Predecessor does not give effect to the Acquisition or include pro forma adjustments.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Our Company

We are a leading designer and manufacturer of business jet, turboprop and piston aircraft. We are also the sole source provider of the primary military trainer aircraft to the U.S. Air Force and the U.S. Navy. We deliver our products to a diverse customer base, including corporations, fractional and charter operators, governments and individuals throughout the world. We provide parts, maintenance and flight support services through an extensive network of service centers in 25 countries to an estimated installed fleet of more than 36,000 aircraft.

We operate in the global general aviation industry. We believe that our backlog, which was approximately $6.8 billion at March 30, 2008, demonstrates strong market acceptance of our existing products and derivative models. Our Business and General Aviation segment is supplemented by our Trainer Aircraft and Customer Support segments, which together accounted for 37% of our revenue for the three months ended March 30, 2008.

Selected Factors Affecting Our Results of Operations

General Economic Conditions

The general aviation aircraft industry has historically been a cyclical industry that is impacted by many factors, including the condition of the U.S. and global economies, the exchange rate of the U.S. dollar compared to other currencies, corporate profits and geo-political events. In recent years, the industry has shown consistent growth due in large part to strong global economic conditions, growth in fractional ownership and charter demand and increasing international acceptance of, and demand for, general aviation aircraft. We believe that changes in industry-wide deliveries of general aviation aircraft typically lag behind changes in general economic conditions and corporate profit trends.

We believe demand for products and services provided by our Trainer Aircraft and Customer Support segments are less susceptible to changes in economic conditions and provide us with a more stable and recurring source of revenues. Our Trainer Aircraft sales principally are generated by government and defense spending. Decreases or reprioritization of such spending could affect the financial performance of this segment. Our Customer Support business is largely influenced by the size and age of our installed fleet and overall maintenance requirements for our aircraft.

Principal Statement of Operations Items

Sales. Sales are generated primarily from delivery of aircraft, shipment of parts and performance of services to a variety of customers including corporations, fractional and charter operators, the U.S. and foreign governments, and individuals. We record sales under our Joint Primary Aircraft Training System (“JPATS”) contract and maintenance service businesses as contract costs are incurred.

Cost of Sales. Significant components within cost of sales include purchased components and raw materials, direct labor cost associated with the manufacture of aircraft and parts and provision of services, purchased services, warranty expense, and fixed and variable overhead expense.

Selling, General and Administrative. Selling, general and administrative expenses are expensed as incurred and consist primarily of sales and marketing expenses (including sales and customer support salaries and benefits, commissions, aircraft demonstration and operating expenses, rentals and advertising) and corporate expenses (including executive and operating segment management, treasury, accounting, finance, tax, information technology, human resources, legal, contracts, environmental, governance and insurance, net of any internal cost allocations to overhead expenses in cost of sales or research and development.

In Predecessor periods, Raytheon provided our Predecessor with certain corporate and management services. In addition to direct charges for services and resources provided, the selling, general and administrative expenses included a general allocation of Raytheon’s corporate overhead. Following the Acquisition, these charges and allocations ceased, except for contracted transition services essentially completed by the end of 2007, and we increased our financial, administrative and other resources after we commenced operations as a stand-alone company. As a result, selling, general and administrative expenses for periods prior to the Acquisition may not be indicative of such expenses that will be incurred in future periods.

Research and Development Expenses. Expenditures for research and development projects are expensed as incurred and consist primarily of labor costs, associated engineering overhead costs, outside service costs and material costs used during the research and development of new products.

Non-operating Expense, Net. HBAC incurs significant interest expense related to the debt incurred as a result of the Acquisition. For RA, non-operating expense, net, represented intercompany interest due from or payable to Raytheon net of external interest income and other income. As a subsidiary of Raytheon, RA did not have independent third party borrowings and, as a result, external interest expense was not significant. Instead, RA relied upon Raytheon to finance operations and was allocated an intercompany interest charge. As a result, our third party net interest expense in periods following the Acquisition is significantly higher than RA’s corresponding expense in prior periods.

Provision for Income Taxes. HBAC is included in the consolidated U.S. federal tax return of HBI. RA’s operating results were included in Raytheon’s consolidated U.S. federal tax return. The provision for income taxes in the financial statements was determined as if HBAC and RA were stand-alone entities and filed separate income tax returns.

Segments

We have three operating segments—Business and General Aviation, Trainer Aircraft and Customer Support. A brief description of each follows below:

Business and General Aviation. The Business and General Aviation segment designs, develops, manufactures, markets and sells commercial and specially modified general aviation aircraft as well as manufactures and provides aircraft parts to our Trainer Aircraft and Customer Support segments. The Business and General Aviation segment also sells used general aviation aircraft which may be received as a trade-in during a new aircraft sales transaction. Business and General Aviation new aircraft unit deliveries were as follows:

	Successor	Predecessor
	Three Months Ended March 30, 2008	Three Months Ended March 25, 2007
Hawker 900XP	6	—
Hawker 800XP/850XP	2	10
Hawker 400XP	3	7
Premier	9	15
King Airs	29	28
Pistons	23	19

Total	72	79

Trainer Aircraft. The Trainer Aircraft segment designs, develops, manufactures, markets and sells military training aircraft. Its customers include the U.S. and foreign governments. In 1995, RA was awarded the U.S. Air Force and the U.S. Navy’s JPATS program to be the sole source provider to the U.S. Air Force and the U.S. Navy of their primary military trainer aircraft, the T-6A Texan II (“T-6A”). RA also sold trainer aircraft to NATO Flying Training of Canada and the Hellenic Air Force of Greece. The Trainer Aircraft segment provides training and logistics support and aftermarket parts and services to these same customers. During the three months ended March 30, 2008, HBAC delivered 17 T-6A trainer aircraft to the U.S. Government. Deliveries of the aircraft, which had previously been suspended in July 2007 due to issues related to supplier compliance with part specifications, resumed in March 2008. At December 31, 2007 and March 30, 2008, 32 and 17 T-6A aircraft, respectively, were completed and awaiting customer delivery. RA delivered nine T-6A trainer aircraft during the three months ended March 25, 2007.

Customer Support. The Customer Support segment provides aftermarket parts and service support for our installed fleet of aircraft worldwide. Support is provided to owners of aircraft located around the world by company-owned and company-authorized third party service centers. As of March 30, 2008, we owned eight service facilities located throughout the United States and one facility located in Chester, England. We also are a majority owner of a facility located in Toluca, Mexico. Parts are sold through our headquarters in Wichita, Kansas and delivered through distribution warehouses in Dallas, Texas and Liege, Belgium. Support services include maintenance, repairs and refurbishment, as well as airframe and avionics modifications and upgrades. Our service and support network includes our 10 company-owned service centers as well as 90 company authorized third party service centers in 25 countries.

On February 21, 2008, HBAC signed a definitive agreement to sell its wholly-owned fuel and line operations to BBA Aviation for $128.5 million. The transaction includes fuel and line operations at seven domestic U.S. locations in: Atlanta, Georgia; Houston and San Antonio, Texas; Indianapolis, Indiana; Tampa, Florida; Van Nuys, California; and Wichita, Kansas. HBAC will retain its factory-owned maintenance and customer support facilities at these locations. Operations in Little Rock, Arkansas; Chester, England, U.K.; and Toluca, Mexico will not be affected. The sale, which is subject to customary conditions as well as regulatory and certain third party approvals, is expected to close by mid-year 2008.

Results of Operations

	Successor	Predecessor
(In millions)	Three Months Ended March 30, 2008	Three Months Ended March 25, 2007
Sales	$576.5	$670.8
Cost of Sales	492.7	558.6

Gross margin	83.8	112.2

Selling, general and administrative expenses	59.4	59.5

Research and development expenses	25.9	21.3

Operating (loss) income	(1.5)	31.4

Inter-company interest expense, net	—	15.8
Interest expense (income), net	47.6	(0.9)
Other expense (income), net	0.2	(0.1)

Non-operating expense, net	47.8	14.8

(Loss) income before taxes	(49.3)	16.6

(Benefit from) provision for income taxes	(18.0)	6.4

Net (loss) income	$(31.3)	$10.2

Three months ended March 30, 2008

Consolidated Overview

Sales. Sales were $576.5 million for the three months ended March 30, 2008 and principally reflect the volume and mix of new aircraft deliveries shown in the delivery table in the description of the Business and General Aviation segment. Changes in the actual volume, mix and distribution channel of aircraft deliveries in any given period will affect the recorded amount of sales and our overall financial results. During the three months ended March 30, 2008, we began a reorganization of our Little Rock Hawker completions center operation. This effort will support the increase in aircraft completion volumes associated with the introduction of the Hawker 750 and Hawker 4000 later this year. These activities had an impact on the normal completion cycle for aircraft during the three months ended March 30, 2008. Five Hawker 900XP and one Hawker 850XP were essentially complete at March 30, 2008 but were not delivered until the first two weeks of April.

Sales related to our Trainer Aircraft segment are impacted by the number of aircraft in production as well as cost incurred in support of the Contractor Operated and Maintained Base Supply (“COMBS”) and the Ground Based Training Systems (“GBTS”) elements of our contract with the U.S. Government.

Gross Margin. Gross margin was $83.8 million for the three months ended March 30, 2008. Gross margin will fluctuate in any particular period based on a variety of factors, including changes in the volume, mix and distribution channels of aircraft models delivered, materials cost and labor inflation, market pricing and our ongoing pursuit of incremental operating efficiencies. Gross margin for the three months ended March 30, 2008 was impacted by increased depreciation and amortization charges of $9.4 million related to the step-up in the cost basis of property, plant and equipment and intangible assets in accordance with purchase accounting as a result of the Acquisition. The impact on gross margin from higher depreciation and amortization expense resulting from purchase accounting will continue in future periods. In addition, gross margin was impacted by $4.5 million in charges due to the purchase accounting treatment for foreign currency derivative contracts in place at the time of the Acquisition, which will continue to impact gross margin as the derivatives mature and the underlying hedged material cost is expensed through March 2009. During the three months ended March 30, 2008, the Company also recorded an $18.4 million charge to reflect the projected increase in cost associated with specific early-production Hawker 4000 units that have estimated product cost in excess of estimated net sales price.

Operating Loss. Operating loss was $1.5 million for the three months ended March 30, 2008. Operating loss is the net of gross margin, selling, general and administrative expense, and research and development expense.

Selling, general, and administrative expense totaled $59.4 million for the three months ended March 30, 2008. This expense includes overall company marketing expense associated with the volume, mix, and distribution channel of current year aircraft deliveries, the marketing of our new aircraft derivative products and our pursuit of future orders. Selling, general and administrative expenses for the three months ended March 30, 2008 included $0.5 million of non-recurring costs to replace various services previously provided by Raytheon. For the three months ended March 30, 2008, selling, general and administrative expense and research and development expense included $8.6 million of increased depreciation and amortization expenses related to a step-up in the cost basis of property, plant and equipment and intangible assets in accordance with purchase accounting as a result of the Acquisition.

Research and development expense has a significant impact on operating income and was $25.9 million for the three months ended March 30, 2008. This expense is principally related to upgrading our product offerings in the general aviation marketplace through a derivative aircraft strategy and our ongoing certification activities for the Hawker 4000.

The impact on operating income resulting from the step-up in the cost basis of property, plant and equipment and intangible assets, as a result of purchase accounting related to the Acquisition as discussed above, was a charge of approximately $18.0 million for the three months ended March 30, 2008. Operating income was also impacted by non-cash charges totaling $4.5 million related to the foreign currency derivative contracts discussed above, which was also as a result of purchase accounting related to the Acquisition.

Non-operating expense, net. Non-operating expense, net, was $47.8 million for the three months ended March 30, 2008 and was essentially comprised of interest expense associated with the debt resulting from the Acquisition.

Provision for Income Taxes. The effective tax rate was 36.5% for the three months ended March 30, 2008 and was favorably impacted by the domestic production activities deductions and Kansas state income tax credits.

Three months ended March 25, 2007

Consolidated Overview

Sales. Sales were $670.8 million for three months ended March 25, 2007 and reflect the volume and mix of new aircraft deliveries shown in the delivery table in the description of the Business and General Aviation segment. Deliveries of the Premier 1A included 14 units delayed from 2006 as a result of pending FAA approval of revisions to the required operating manuals. Approval was received in January 2007, and deliveries resumed in February 2007.

Gross Margin. Gross margin was $112.2 million for the three months ended March 25, 2007 reflecting improved aircraft pricing and an ongoing focus on operating efficiencies.

Operating Income. Operating income was $31.4 million for the three months ended March 25, 2007. Selling, general and administrative expense, a significant expense affecting operating income, was $59.5 million for the three months ended March 25, 2007 and was impacted by increasing sales and marketing costs and additional staffing levels in customer service operations.

Research and development expense is another significant expense affecting operating income and was $21.3 million for the three months ended March 25, 2007. This expense was principally devoted to the upgrade of our product offerings in the general aviation marketplace through a derivative aircraft strategy and ongoing certification activities associated with the Hawker 4000.

Non-operating expense, net. Non-operating expense, net, was $14.8 million for the three months ended March 25, 2007 and was essentially comprised of intercompany interest expense payable to Raytheon.

Provision for Income Taxes. The effective tax rate for the three months ended March 25, 2007 was 38.6% and reflected the pre-acquisition tax structure of the Predecessor.

Segment Results

The following table presents segment sales and operating income for the three months ended March 30, 2008 and the three months ended March 25, 2007:

Sales

	Successor	Predecessor
(In millions)	Three Months Ended March 30, 2008	Three Months Ended March 25, 2007
Business and General Aviation	$425.0	$490.6
Trainer Aircraft	77.3	91.2
Customer Support	137.7	116.4
Eliminations	(63.5)	(27.4)

Total	$576.5	$670.8

Operating (Loss) Income

	Successor	Predecessor
(In millions)	Three Months Ended March 30, 2008	Three Months Ended March 25, 2007
Business and General Aviation	$(24.5)	$8.9
Trainer Aircraft	4.3	12.2
Customer Support	18.8	9.6
Eliminations	(0.1)	0.7

Total	$(1.5)	$31.4

Three months ended March 30, 2008

Business and General Aviation. Sales in the Business and General Aviation segment during the three months ended March 30, 2008 totaled $425.0 million and are a significant contributor to HBAC total company sales as discussed above in the Consolidated Overview section. During this period, 72 Business and General Aviation new aircraft were delivered. As noted earlier, we began a reorganization of our Little Rock Hawker completions center operation during the three months ended March 30, 2008. This effort will support the increase in aircraft completion volumes associated with the introduction of the Hawker 750 and Hawker 4000 later this year. These activities had an impact on the normal completion cycle for aircraft during the three months ended March 30, 2008. Five Hawker 900XP and one Hawker 850XP were essentially complete at March 30, 2008 but were not delivered until the first two weeks of April.

Segment operating loss was $24.5 million for the three months ended March 30, 2008. During the three months ended March 30, 2008, segment operating results were impacted by increased depreciation and amortization charges of $10.7 million as a result of the step-up in cost basis of property, plant and equipment and intangible assets in accordance with purchase accounting as a result of the Acquisition. The increase in depreciation and amortization expense will continue in future periods. In addition, operating results were impacted by non-cash charges totaling $4.5 million due to the purchase accounting treatment of foreign currency derivative contracts in place at the time of the Acquisition. During the three months ended March 30, 2008, the Company also recorded an $18.4 million charge to reflect the projected increase in cost associated with specific early-production Hawker 4000 units that have estimated product cost in excess of estimated net sales price.

Trainer Aircraft. Sales in the Trainer Aircraft segment are principally comprised of revenue on the JPATS contract and totaled $77.3 million for the three months ended March 30, 2008. Revenue is recognized on this contract under American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), using the cost-to-cost method to measure progress towards completion. Accordingly, the majority of segment sales, including estimated earned gross margin, is recognized as costs are incurred. Program cost in any period is impacted by the number of aircraft in production as well as cost incurred in support of the COMBS and GBTS elements of our contract with the U.S. Government. GBTS revenues will continue to decline in the coming years as activation of the U.S. Air Force Training Bases is nearing an end. The gross margin recognized is based on management’s estimate of total contract revenue and total contract cost at completion. As estimates are updated, any impact on revenue and gross margin as a result of the change in estimate is reflected in current earnings on a cumulative catch-up basis.

During the three months ended March 30, 2008, the segment delivered 17 T-6A aircraft under its JPATS contracts. Deliveries of the aircraft which had previously been suspended in July 2007 due to issues related to supplier compliance with part specifications resumed in March 2008.

Segment operating income was $4.3 million for the three months ended March 30, 2008 and included favorable cumulative catch-up adjustments totaling $2.2 million as a result of updates to contract estimates. Operating income was negatively impacted by non-cash charges totaling $5.4 million of increased depreciation and amortization expense as a result of the step-up in property, plant and equipment and intangibles in accordance with purchase accounting as a result of the Acquisition. The increase in depreciation and amortization expense will continue in future periods.

Customer Support. Sales in the Customer Support segment are comprised of spare parts and maintenance service sales and totaled $137.7 million for the three months ended March 30, 2008.

During the three months ended March 30, 2008, higher sales volume and ongoing operational and strategic pricing initiatives favorably impacted segment operating income. Customer Support operating income was $18.8 million for the three months ended March 30, 2008. Operating income was negatively impacted by non-cash charges totaling $1.6 million of increased depreciation and amortization expense as a result of the step-up in property, plant and equipment and intangibles in accordance with purchase accounting as a result of the Acquisition. The increase in depreciation and amortization expense will continue in future periods.

Three months ended March 25, 2007

Business and General Aviation. Sales in the Business and General Aviation segment during the three months ended March 25, 2007 totaled $490.6 million. During this period, 79 new aircraft were delivered, including 14 Premier 1A aircraft which were delayed from 2006 as a result of pending FAA approval of revisions to required operating manuals. Approval was received in January 2007, and deliveries resumed in February 2007.

Segment operating income was $8.9 million for the three months ended March 25, 2007.

Trainer Aircraft. Sales in the Trainer Aircraft segment are principally comprised of program revenue on the JPATS contract and totaled $91.2 million during the three months ended March 25, 2007. This program recognizes revenue under SOP 81-1 using the cost-to-cost method to measure progress towards completion. Accordingly, the majority of segment sales including estimated earned gross margin are recognized as costs are incurred. The gross margin recognized is based on management’s estimate of total contract revenue and total contract cost at completion. As estimates are updated, any impact on revenue and gross margin as a result of the change in estimate is reflected in current earnings on a cumulative catch-up basis.

During the three months ended March 25, 2007, the segment delivered nine T-6A aircraft under its JPATS contract.

Segment operating income was $12.2 million for the three months ended March 25, 2007 and included favorable adjustments of $3.4 million as a result of updates to contract estimates.

Customer Support. Sales in the Customer Support segment were comprised of spare parts and maintenance service sales and totaled $116.4 million for the three months ended March 25, 2007.

Customer Support segment operating income was $9.6 million for the three months ended March 25, 2007.

Cash Flow Analysis

The following table illustrates sources and uses of funds:

	Successor	Predecessor
(In millions)	Three Months Ended March 30, 2008	Three Months Ended March 25, 2007
Net cash used in operating activities	$(181.9)	$(107.3)
Net cash used in investing activities	(10.9)	(27.3)
Net cash (used in) provided by financing activities	(42.3)	117.4
Effect of exchange rates on cash and cash equivalents	0.1	—

Net decrease in cash and cash equivalents	$(235.0)	$(17.2)

Three Months Ended March 30, 2008. Net cash used in operating activities was $181.9 million. The net cash consumed was primarily due to an increase in inventory in connection with increased build rates and the delay in Hawker 4000, Hawker 900XP and Hawker 750 deliveries, as well as the ongoing reduction in JPATS advance payments. Operating cash flow was positively affected by a financing arrangement with a third party that extends payment terms for engine purchases in exchange for short-term promissory notes and by increased commercial aircraft deposits received.

Net cash used in investing activities of $10.9 million included capital expenditures of $10.1 million primarily related to tooling, facilities improvements and equipment used in the manufacturing process and additions to computer software of $0.8 million.

Net cash used in financing activities of $42.3 million during the three months ended March 30, 2008 represents payments on notes payable used to finance engine purchases.

Three Months Ended March 25, 2007. Net cash used in operating activities was $107.3 million and was primarily due to the more linear build of commercial aircraft compared to aircraft sales, which generally increase during the second half of the year, as well as the ongoing reduction of the JPATS advance payment. Partially offsetting these factors was collection of general aviation financing receivables.

Net cash used in investing activities of $27.3 million included capital expenditures of $26.2 million primarily related to company-manufactured tooling and modernizing equipment used in the manufacturing process and $1.1 million of additions to intangible assets primarily related to investment in software.

Cash provided by financing activities of $117.4 million represents net transfers from Raytheon.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

In connection with the Acquisition, we issued $1,100.0 million of notes, including $400.0 million of 8.5% Senior Fixed Rate Notes due April 1, 2015, $400.0 million of 8.875%/9.625% Senior PIK-Election Notes due April 1, 2015 and $300.0 million of 9.75% Senior Subordinated Notes due April 1, 2017. In February 2008, we exchanged these notes for new notes with identical terms, except that the new notes have been registered under the Securities Act of 1933 (the “Securities Act”) and do not bear restrictions on transferability mandated by the Securities Act or certain penalties for failure to file a registration statement relating to the exchange. In addition, in connection with the Acquisition, we entered into senior secured credit facilities totaling $1,810.0 million, consisting of a $1,300.0 million term loan drawn at the close of the Acquisition, an undrawn $400.0 million revolving credit facility and a $110.0 million synthetic letter of credit facility. In March 2008, we reduced the synthetic letter of credit facility to $75.0 million based on our expected needs in the future.

The indentures governing the notes and the credit agreement governing our senior secured credit facilities contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to:

•	incur indebtedness or issue disqualified stock or preferred stock;

•	pay dividends on, redeem or repurchase our capital stock;

•	make investments or acquisitions;

•	create liens;

•	sell assets;

•	engage in sale and leaseback transactions;

•	restrict dividends or other payments to us;

•	guarantee indebtedness;

•	engage in transactions with affiliates; and

•	consolidate, merge or transfer all or substantially all of our assets.

We have substantial indebtedness. As of March 30, 2008, our total indebtedness was $2,451.3 million, including $61.0 million of short-term obligations payable to a third party under a financing arrangement. We also had an additional $400.0 million available for borrowing under our revolving credit facility as well as up to $75.0 million of available letter of credit issuances under a synthetic letter of credit facility. In addition, our senior PIK-election notes permit us to pay interest by increasing the principal amount there under (“PIK-interest”) rather than paying cash interest through April 1, 2011. If we were to elect to pay PIK-interest for all periods in which we have the option, we will incur indebtedness in an amount equal to the PIK-interest. Our liquidity requirements are significant, primarily due to debt service obligations.

As of March 30, 2008, we continue to be in full compliance with all covenants contained in our debt agreements.

As of March 30, 2008, we had $334.5 million of cash and cash equivalents. We are developing a cash deployment plan that may include any combination of prepayment of our term loan, repurchase of notes, strategic acquisitions or other investments in our business. Our management believes that our cash on hand, together with cash from operations and, if required, borrowings under our revolving credit facility will be sufficient to meet our cash requirements for the next twelve months.

Seasonality

In recent years, a significant portion of our Business and General Aviation aircraft deliveries have occurred during the fourth quarter of the year. Given the long lead time involved in the production of aircraft, it is necessary to build aircraft throughout the year in support of the higher fourth quarter delivery volume. As a result, our working capital levels typically rise during the first three quarters of the year and are reduced significantly during the fourth quarter. Any disruptions to our business or delivery schedule during the fourth quarter could have a disproportionate effect on our full-year financial operating results.

Backlog

Orders for general aviation aircraft are included in backlog upon receipt of an executed contract. Orders from the U.S. and foreign governments are included in backlog upon receipt of an executed contract up to the authorized funding limit. Our backlog was approximately $6.8 billion at March 30, 2008. Backlog at March 30, 2008 includes significant orders with NetJets and the U.S. Government.

Off-Balance Sheet Arrangements

We use customary off-balance sheet arrangements, such as operating leases and letters of credit, in the normal course of our business. In the future, we may issue letters of credit to support customer cash deposits and to guarantee performance of our contractual obligations. None of the arrangements has or is likely to have a material effect on our results of operations, financial condition or liquidity. See Note 12 to the unaudited condensed financial statements for additional information.

Summary of Critical Accounting Policies

For a discussion of our critical accounting policies, refer to “Summary of Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Standards

See Note 2 to the unaudited condensed consolidated financial statements for a discussion of Recent Accounting Standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk during the three months ended March 30, 2008. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31,2007.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures as of March 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Not applicable. Because our management was not required to, and did not, file an annual report pursuant to Section 13(a) or

15(d) of the Securities Exchange Act of 1934 for the prior fiscal year, it did not perform an evaluation, pursuant to Rule 13(a) or 15(d), of any change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are from time to time subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. We are a defendant in a number of product liability lawsuits with respect to accidents involving our aircraft that allege personal injury and property damage and seek substantial recoveries, including, in some cases, punitive and exemplary damages. We maintain partial insurance coverage against such claims at a level determined by management to be prudent. See Note 12 to the unaudited condensed consolidated financial statements included in this report. In addition, Raytheon retained all product liability claims arising from incidents occurring after April 1, 2001 until March 26, 2007. We cannot predict the outcome of these matters or whether Raytheon will uphold its indemnity obligations (see Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2007). We are at risk of losses and adverse publicity stemming from any accident involving aircraft for which we hold design authority. The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial position, results of operations and liquidity.

On October 12, 2007, an action was filed by Paragon & Co. and Charles A. Lubash in the Superior Court of the State of California, County of Los Angeles against The Goldman Sachs Group, Inc., Sanjeev Mehra (an employee of The Goldman Sachs Group, Inc. and one of our directors), Hawker Beechcraft Corporation, Hawker Beechcraft Charter & Management, Inc. and Hawker Beechcraft Services, Inc. The complaint alleges that defendants breached an oral agreement with the plaintiffs whereby the plaintiffs would be compensated in connection with the arrangement and structuring of the acquisition of Raytheon Aircraft and, alternatively, that defendants defrauded plaintiffs in connection with such an arrangement. The plaintiffs seek up to $300 million in damages. The defendants removed the action to the federal district court in the Central District of California. We intend to vigorously defend the action. The ultimate liability, if any, of this action is presently indeterminable.

Similar to other companies in our industry, we receive requests for information from government agencies in connection with their regulatory or investigational authority in the ordinary course of business. Such requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. We review such requests and notices and take appropriate action.

Item 1A.	Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or results of operations. There have been no material changes to the risk factors previously disclosed in our 2007 Annual Report.

Item 5.	Other Information.

As previously disclosed, Hawker Beechcraft Corporation (“HBC”), the principal operating subsidiary of HBAC, has employment agreements with James E. Schuster, HBAC’s President, and James K. Sanders, HBAC’s Vice President and Chief Financial Officer. Among other things, the employment agreements provide that, with the executive officer’s consent, up to 50 percent of the executive’s annual bonus may be paid in common stock of Hawker Beechcraft, Inc. (“HBI”), HBAC’s parent company. Annual bonuses are paid to HBAC and HBC executive officers under the Hawker Beechcraft Management Incentive Plan (“MIP”). Following the payment of bonuses under the MIP, the Board of Directors of HBI, determined to provide all executive officers in addition to Messrs. Schuster and Sanders the opportunity to invest up to an amount equal to 50 percent of their respective MIP bonuses in HBI common stock. On March 28, 2008, Mr. Sanders, Sharad B. Jiwanlal, HBC’s Vice President, Human Resources, and Edgar R. Nelson, HBC’s Senior Vice President, Engineering, purchased HBI shares for an aggregate purchase price as indicated in the following table:

Name	Number of Shares Purchased	Aggregate Purchase Price
James K. Sanders	10,000	$125,000
Sharad B. Jiwanlal	8,000	$100,000
Edgar R. Nelson	2,000	$25,000

Item 6.	Exhibits

Exhibit Number	Description
3.1.1	Certificate of Incorporation of Hawker Beechcraft Notes Company (incorporated by reference to Exhibit No. 3.1.1 to the Company’s Registration Statement on Form S-4, file number 333-147828, filed with the Securities and Exchange Commission on December 4, 2007).

3.1.2	By-laws of Hawker Beechcraft Notes Company (incorporated by reference to Exhibit No. 3.1.2 to the Company’s Registration Statement on Form S-4, file number 333-147828, filed with the Securities and Exchange Commission on December 4, 2007).

3.2.1	Certificate of Formation of Raytheon Aircraft Acquisition Company LLC (incorporated by reference to Exhibit No. 3.2.1 to the Company’s Registration Statement on Form S-4, file number 333-147828, filed with the Securities and Exchange Commission on December 4, 2007).

3.2.2	Certificate of Amendment of the Certificate of Formation of Raytheon Aircraft Acquisition Company LLC, changing its name to Hawker Beechcraft Acquisition Company, LLC (incorporated by reference to Exhibit No. 3.2.2 to the Company’s Registration Statement on Form S-4, file number 333-147828, filed with the Securities and Exchange Commission on December 4, 2007).

3.2.3	Limited Liability Company Agreement of Hawker Beechcraft Acquisition Company, LLC (incorporated by reference to Exhibit No. 3.2.3 to the Company’s Registration Statement on Form S-4, file number 333-147828, filed with the Securities and Exchange Commission on December 4, 2007).

10.1	Hawker Beechcraft, Inc. Amended and Restated Shareholders’ Agreement, dated as of May 3, 2007, by and between Hawker Beechcraft, Inc., Onex, GSCP and Management Shareholders (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, file number 333-147828, filed with the Securities and Exchange Commission on February 28, 2008).

10.2**	Form of Joinder Agreement to the Amended and Restated Shareholders’ Agreement, dated as of May 3, 2007.

10.3**	Form of Hawker Beechcraft, Inc. Employee Subscription Agreement.

10.4**	Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement – Time Vesting.

10.5**	Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement – Performance Vesting Type A.

10.6**	Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement – Performance Vesting Type B.

10.7**	Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement for Directors.

31.1.1**	Certifications of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.2**	Certifications of the Principal Executive Officer of Hawker Beechcraft Notes Company.

31.1.3**	Certifications of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.4**	Certifications of the Principal Financial Officer of Hawker Beechcraft Notes Company.

32.1.1**	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.2**	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company.

32.1.3**	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.4**	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC

By:	Hawker Beechcraft, Inc., its Sole Member

By:	/s/ James K. Sanders
James K. Sanders, Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ James D. Knight
James D. Knight, Vice President and Controller (Principal Accounting Officer)

Date: May 7, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKER BEECHCRAFT NOTES COMPANY

By:	/s/ James K. Sanders
James K. Sanders, Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ James D. Knight
James D. Knight (Principal Accounting Officer)

Date: May 7, 2008

EXHIBIT INDEX

Exhibit Number	Description
3.1.1	Certificate of Incorporation of Hawker Beechcraft Notes Company (incorporated by reference to Exhibit No. 3.1.1 to the Company’s Registration Statement on Form S-4, file number 333-147828, filed with the Securities and Exchange Commission on December 4, 2007).

3.1.2	By-laws of Hawker Beechcraft Notes Company (incorporated by reference to Exhibit No. 3.1.2 to the Company’s Registration Statement on Form S-4, file number 333-147828, filed with the Securities and Exchange Commission on December 4, 2007).

3.2.1	Certificate of Formation of Raytheon Aircraft Acquisition Company LLC (incorporated by reference to Exhibit No. 3.2.1 to the Company’s Registration Statement on Form S-4, file number 333-147828, filed with the Securities and Exchange Commission on December 4, 2007).

3.2.2	Certificate of Amendment of the Certificate of Formation of Raytheon Aircraft Acquisition Company LLC, changing its name to Hawker Beechcraft Acquisition Company, LLC (incorporated by reference to Exhibit No. 3.2.2 to the Company’s Registration Statement on Form S-4, file number 333-147828, filed with the Securities and Exchange Commission on December 4, 2007).

3.2.3	Limited Liability Company Agreement of Hawker Beechcraft Acquisition Company, LLC (incorporated by reference to Exhibit No. 3.2.3 to the Company’s Registration Statement on Form S-4, file number 333-147828, filed with the Securities and Exchange Commission on December 4, 2007).

10.1	Hawker Beechcraft, Inc. Amended and Restated Shareholders’ Agreement, dated as of May 3, 2007, by and between Hawker Beechcraft, Inc., Onex, GSCP and Management Shareholders (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, file number 333-147828, filed with the Securities and Exchange Commission on February 28, 2008).

10.2**	Form of Joinder Agreement to the Amended and Restated Shareholders’ Agreement, dated as of May 3, 2007.

10.3**	Form of Hawker Beechcraft, Inc. Employee Subscription Agreement.

10.4**	Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement – Time Vesting.

10.5**	Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement – Performance Vesting Type A.

10.6**	Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement – Performance Vesting Type B.

10.7**	Form of Hawker Beechcraft, Inc. Nonqualified Stock Option Agreement for Directors.

31.1.1**	Certifications of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.2**	Certifications of the Principal Executive Officer of Hawker Beechcraft Notes Company.

31.1.3**	Certifications of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.4**	Certifications of the Principal Financial Officer of Hawker Beechcraft Notes Company.

32.1.1**	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.2**	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company.

32.1.3**	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.4**	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company.

**	Filed herewith.