Form 10-Q
period 2009-06-28
HAWKER BEECHCRAFT NOTES CO; HAWKER BEECHCRAFT ACQUISITION CO LLC
filed 2009-08-04
CIK 1396427, 1396426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 333-147828

Hawker Beechcraft Acquisition Company, LLC

Hawker Beechcraft Notes Company

(Exact name of registrant as specified in its charter)

Delaware	71-1018770, 20-8650498
(State of Incorporation)	(I.R.S. Employer Identification Number)

10511 East Central, Wichita, Kansas 67206

(Address of Principal Executive Offices) (Zip Code)

(316) 676-7111

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

No membership interests in Hawker Beechcraft Acquisition Company, LLC, and no common shares of Hawker Beechcraft Notes Company are held by non-affiliates.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions)

	June 28, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$308.1	$377.6
Accounts and notes receivable, net	93.5	103.0
Unbilled revenue	68.5	35.9
Inventories, net	1,867.2	1,782.3
Current deferred income tax asset, net	9.9	—
Prepaid expenses and other current assets	26.3	32.5

Total current assets	2,373.5	2,331.3
Property, plant and equipment, net	607.6	641.8
Goodwill	599.6	599.6
Intangible assets, net	1,018.0	1,049.5
Other assets, net	53.3	65.4

Total assets	$4,652.0	$4,687.6

Liabilities and Equity
Current liabilities
Notes payable, revolving credit facility and current portion of long-term debt	$444.0	$126.6
Advance payments and billings in excess of costs incurred	486.3	507.4
Accounts payable	275.2	404.3
Accrued salaries and wages	56.7	56.6
Current deferred income tax liability, net	—	19.4
Accrued interest payable	25.5	25.9
Other accrued expenses	221.0	276.8

Total current liabilities	1,508.7	1,417.0
Long-term debt	1,864.4	2,364.2
Accrued retiree benefits and other long-term liabilities	428.8	450.9
Non-current deferred income tax liability, net	89.3	24.4

Total liabilities	3,891.2	4,256.5
Paid-in capital	998.6	996.8
Accumulated other comprehensive loss	(306.7)	(409.3)
Retained earnings (deficit)	68.9	(156.4)

Total equity	760.8	431.1

Total liabilities and equity	$4,652.0	$4,687.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Three Months Ended June 28, 2009	Three Months Ended June 29, 2008	Six Months Ended June 28, 2009	Six Months Ended June 29, 2008
Sales:
Aircraft and parts	$775.0	$941.9	$1,274.1	$1,473.4
Services	41.3	86.8	79.8	131.8

Total sales	816.3	1,028.7	1,353.9	1,605.2
Cost of sales:
Aircraft and parts	650.8	782.7	1,106.9	1,236.6
Services	35.5	59.7	68.8	98.5

Total cost of sales	686.3	842.4	1,175.7	1,335.1

Gross profit	130.0	186.3	178.2	270.1

Restructuring, net	7.0	—	20.6	—
Selling, general and administrative expenses	54.9	73.3	107.4	132.7
Research and development expenses	28.7	26.6	56.8	52.5

Operating income (loss)	39.4	86.4	(6.6)	84.9

Interest expense	37.6	48.4	79.5	99.8
Interest income	(0.3)	(1.5)	(0.8)	(5.3)
Gain on debt repurchase, net	(175.0)	—	(352.1)	—
Other expense (income), net	0.5	0.2	(0.1)	0.4

Non-operating (income) expense, net	(137.2)	47.1	(273.5)	94.9

Income (loss) before taxes	176.6	39.3	266.9	(10.0)
Provision for (benefit from) income taxes	4.4	14.4	41.6	(3.6)

Net income (loss)	$172.2	$24.9	$225.3	$(6.4)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Equity and Comprehensive Income (Unaudited)

(In millions)

For the Period January 1, 2008 - June 28, 2009

	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity	Total Comprehensive Income (Loss)
Balance at January 1, 2008	$989.2	$0.8	$14.4	$1,004.4
Stock-based compensation	7.6			7.6
Net loss		(157.2)		(157.2)	$(157.2)
Other comprehensive income (loss), net of tax:
Net loss on pension and other benefits			(276.1)	(276.1)	(276.1)
Prior service cost			(28.4)	(28.4)	(28.4)
Unrealized loss on cash flow hedges			(114.2)	(114.2)	(114.2)
Foreign currency translation adjustments			(5.0)	(5.0)	(5.0)

Total comprehensive loss					$(580.9)

Balance at December 31, 2008	$996.8	$(156.4)	$(409.3)	$431.1
Stock-based compensation	1.8			1.8
Net income		225.3		225.3	$225.3
Adjustment for amortization of net actuarial loss and prior service cost					4.8
Other comprehensive income (loss), net of tax:
Net gain on pension and other benefits			2.3	2.3	2.3
Unrealized gain on cash flow hedges			32.1	32.1	32.1
Realized losses due to de-designation of cash flow hedges			32.5	32.5	32.5
Reclassification of unrealized losses due to maturities			29.9	29.9	29.9
Foreign currency translation adjustments			5.8	5.8	5.8

Total comprehensive income					$332.7

Balance at June 28, 2009	$998.6	$68.9	$(306.7)	$760.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended June 28, 2009	Six Months Ended June 29, 2008
Cash flows from operating activities:
Net income (loss)	$225.3	$(6.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	45.8	41.6
Amortization of intangible assets	33.7	36.6
Amortization of debt issuance costs	4.6	4.8
Amortization of deferred compensation	0.2	2.5
Stock-based compensation	1.8	7.2
Current and deferred income taxes	35.8	(3.7)
Gain on repurchase of long-term debt, net of write-off of debt issuance costs	(352.1)	—
Changes in assets and liabilities:
Accounts receivable, net	9.5	1.0
Unbilled revenue, advanced payments and billings in excess of costs incurred	(53.7)	59.0
Inventories, net	3.9	(291.9)
Prepaid expenses and other current assets	3.6	(13.9)
Accounts payable	(129.1)	49.4
Accrued salaries and wages	0.1	4.5
Other accrued expenses	(56.6)	46.9
Pension and other changes, net	84.3	8.1
Income taxes payable	1.2	(4.9)

Net cash used in operating activities	(141.7)	(59.2)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(31.0)	(27.6)
Additions to computer software	(2.0)	(2.1)
Proceeds from sale of property, plant and equipment	0.3	—

Net cash used in investing activities	(32.7)	(29.7)

Cash flows from financing activities:
Payment of notes payable	(124.6)	(103.3)
Payment of term loan	(3.3)	(3.2)
Utilization of revolving credit facility	365.0	—
Proceeds from IRB funding	4.5	—
Debt repurchase	(136.7)	—

Net cash provided by (used in) financing activities	104.9	(106.5)

Effect of exchange rates on cash and cash equivalents	—	0.1
Net decrease in cash and cash equivalents	(69.5)	(195.3)
Cash and cash equivalents at beginning of period	377.6	569.5

Cash and cash equivalents at end of period	$308.1	$374.2

Supplemental Disclosures:
Cash paid for interest	$13.3	$—
Income taxes (refunds) paid	(1.2)	—
Net non-cash transfers (from) to property, plant and equipment	(11.8)	12.0
Inventories acquired through issuance of notes	77.0	100.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1. Background and Basis of Interim Presentation

Hawker Beechcraft, Inc. (“HBI”) was formed in late 2006 by GS Capital Partners VI, L.P., an affiliate of The Goldman Sachs Group, Inc., and Onex Partners II LP, an affiliate of Onex Corporation, for the purpose of purchasing the Raytheon Aircraft business (“RA” or the “Predecessor”) from Raytheon Company (“Raytheon”) (the “Acquisition”). The Acquisition was completed on March 26, 2007. HBI acquired all of the outstanding membership interests of Raytheon Aircraft Acquisition Company, LLC, which was renamed Hawker Beechcraft Acquisition Company, LLC (“HBAC”), and substantially all of the assets of Raytheon Aircraft Services Limited. Following the Acquisition, HBI contributed the equity interest of the entity purchasing the assets of Raytheon Aircraft Services Limited to HBAC. HBAC is engaged in the design, development, manufacturing, marketing, selling and servicing of business and general aviation, training and special mission aircraft. The accompanying unaudited condensed consolidated financial statements include the accounts of HBAC and its subsidiaries subsequent to the Acquisition.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. In the opinion of HBAC management, these unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial statements for the interim periods in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the cost of sales between segments in prior period financial statements and notes to conform to the current period presentation. The unaudited condensed consolidated statement of financial position as of December 31, 2008 was derived from audited financial statements but does not include all disclosures required by GAAP. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our Annual Report on Form 10-K as amended by Form 10-K/A, filed July 15, 2009, for the year ended December 31, 2008.

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. As discussed in Note 3, we adopted SFAS 157 for financial assets and financial liabilities on January 1, 2008, and the adoption did not have a material impact on our consolidated financial position or results of operations. Relative to SFAS 157, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2 in February 2008. FSP 157-1 amended SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delayed the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The impact of adoption of FSP 157-1 and FSP 157-2 did not have a material impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes a framework for principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. This accounting standard is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. We will apply SFAS 141(R) prospectively for business combinations occurring after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This accounting standard is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The impact of adoption of SFAS 160 did not have a material impact on our financial position and results of operations.

In December 2007, the Emerging Issues Task Force (“EITF”) concluded on Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. EITF 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount, and income statement classification of collaboration transactions between the parties. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The adoption of EITF 07-1 did not have a material impact on our financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk related. Finally, it requires cross-referencing within footnotes. This accounting standard is effective for financial statements issued for fiscal years and interim periods beginning on or after November 15, 2008. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not impact our financial position, results of operations or cash flows.

In March 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significant Decreased and Identifying Transactions That Are Not Orderly.” The FSP requires entities to evaluate the significance and relevance of market factors for fair value inputs to determine if, due to reduced volume and market activity, the factors are still relevant and substantive measures of fair value. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material effect on our financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim periods ending after June 15, 2009. Adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009. We adopted SFAS 165 in the second quarter of 2009 and evaluated subsequent events after the balance sheet date through August 4, 2009, the date of issuance of our condensed consolidated financial statements.

In June 2009, the FASB issued FASB No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Other new pronouncements issued but not effective until after June 28, 2009 are not expected to have a material effect on our cash flows.

3. Fair Value Measurements

Effective January 1, 2008, we adopted the provisions of SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. We performed an analysis of all existing financial assets and financial liabilities measured at fair value on a recurring basis to determine the significance and character of all inputs used to determine their fair value. Financial instruments carried at fair value on our balance sheet include cash and cash equivalents and derivatives. Our other financial instruments, including accounts receivable, prepaid expenses, accounts payable, accrued interest payable, short-term borrowings and long-term debt, are carried at cost or amortized cost. The carrying values of our short-term receivables, prepaid expenses, accrued interest payable and payables approximate their fair value because of their nature and respective maturity dates or durations.

We also use derivatives to manage foreign currency risk and interest rate risk for non-trading purposes. We carry the instruments at fair value on our balance sheet. The derivatives section below details our derivatives and fair values as at June 28, 2009. The fair values are included with accounts receivable or payable and are classified as long-term or short-term based on anticipated settlement date. Any change in fair value is included in income or accumulated other comprehensible income, depending upon the designation of the derivative as a cash flow hedge.

We carry our long-term debt at amortized cost. The table below details the long-term debt and fair values as of June 28, 2009 and December 31, 2008. The fair value of long-term debt is estimated based on prices provided by quoted markets and third-party brokers.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis:

	June 28, 2009			December 31, 2008
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$296.9	$—	$—	$342.6	$—	$—
Foreign currency forward contracts	—	—	—	—	0.7	—

Total	$296.9	$—	$—	$342.6	$0.7	$—

Liabilities
Derivative liabilities	$—	$(71.0)	$—	$—	$(155.4)	$—

Total	$—	$(71.0)	$—	$—	$(155.4)	$—

The foreign currency forward contracts and the interest rate swaps were recorded at fair value in our statement of financial position as follows:

	June 28, 2009		December 31, 2008
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Foreign Currency Forward Contracts	Interest Rate Swap
Prepaid expenses and other current assets	$—	$—	$0.7	$—
Other accrued expenses-current	(41.9)	—	(89.9)	—
Other long-term liabilities	(4.4)	(24.7)	(39.2)	(26.3)

Net derivative liability	$(46.3)	$(24.7)	$(128.4)	$(26.3)

Derivative financial instruments are valued using an income valuation approach. The fair value of the foreign currency forward contracts is calculated as the present value of the forward rate less the contract rate multiplied by the notional amount. The fair value of the interest rate swaps is derived from discounted cash flow analyses based on the terms of the contract and the interest rate yield curve. The fair value measurements also incorporate credit risk. For derivatives in a liability position, we incorporated our own credit risk, and, for derivatives in an asset position, the counterparty’s credit risk is incorporated. To measure credit risk, we modify our discount rate to include the applicable credit spread, which is calculated as the difference between the relevant entity’s yield curve (or average yield curve for similarly rated companies, if the specific entity’s yield curve is not available) and LIBOR, for the derivative. Significant inputs to these valuation models include forward rates, interest rates and yield curves, which are obtained from third-party pricing services. These inputs are derived principally from, or corroborated by, other observable market data and are therefore considered to be Level 2 inputs. Our valuations do not include any significant Level 3, or unobservable, inputs.

The estimated fair value of long-term debt is based on indicative broker pricing. The following table presents the carrying amount and estimated fair value of long-term debt in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”):

	June 28, 2009		December 31, 2008
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior secured term loan (including current portion)	$1,274.0	$866.3	$1,277.2	$625.9
Senior fixed rate notes	182.9	93.9	400.0	167.0
Senior PIK-election notes	275.4	115.0	400.0	135.0
Senior subordinated notes	145.1	60.0	300.0	77.3

	$1,877.4	$1,135.2	$2,377.2	$1,005.2

4. Product Warranty

Warranty provisions related to commercial aircraft and parts sales are determined based upon an estimate of costs that may be incurred for warranty services over the period of coverage from 1 to 10 years. We estimate our warranty costs based on historical warranty claim experience. The warranty accrual is reviewed quarterly to verify that it appropriately reflects the estimated remaining obligation based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual warranty claim experience causes management to revise its estimates. The effects of changes in estimates are reflected in the period the estimates are revised. Activity related to commercial aircraft and part warranty provisions was as follows:

(In millions)	Three Months Ended June 28, 2009	Three Months Ended June 29, 2008	Six Months Ended June 28, 2009	Six Months Ended June 29, 2008
Beginning balance	$65.5	$60.5	$67.3	$60.8
Accrual for aircraft and part deliveries	7.2	9.6	10.7	15.0
Reversals related to prior period deliveries	(2.3)	(2.2)	(2.9)	(2.6)
Warranty services provided	(5.7)	(3.9)	(10.4)	(9.2)

Ending balance	$64.7	$64.0	$64.7	$64.0

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

5. Inventories, net

Inventories consisted of the following:

(In millions)	June 28, 2009	December 31, 2008
Finished goods	$208.3	$254.3
Work in process	1,262.3	1,038.0
Materials and purchased parts	396.6	490.0

Total	$1,867.2	$1,782.3

Net non-cash transfers of $11.8 million and $2.6 million for the six months ended June 28, 2009 and June 29, 2008, respectively, were excluded from changes in inventories in the statement of cash flows for aircraft physically transferred from property, plant and equipment to inventory.

6. Goodwill and Intangibles

At December 31, 2008, we performed our annual impairment assessment of goodwill and indefinite-lived intangibles and concluded that the assets were not impaired as of December 31, 2008. We continue to monitor the assumptions underlying this previous impairment assessment. Market conditions continue to be depressed and we expect the general aviation market to be difficult for the near future. We have taken actions, and are planning additional measures, to reduce cost in an attempt to partially mitigate the impact of the market downturn on our business. We continue to evaluate current economic conditions and our strategic plans and whether any significant change would constitute a triggering event requiring interim impairment testing.

The assets impacted by any potential interim testing are as follows:

Goodwill by Segment:

(In millions)	Business and General Aviation	Trainer Aircraft	Customer Support	Total
Balance at June 28, 2009	$340.1	$222.0	$37.5	$599.6

Intangibles:

	June 28, 2009
(In millions)	Gross Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Technological knowledge	$380.0	$(58.8)	$321.2
Customer relationships	228.0	(32.4)	195.6
Computer software	42.7	(16.4)	26.3
Order backlog	62.0	(52.7)	9.3
Trademarks / trade names - definite lives	6.0	(1.4)	4.6
Intangible assets not subject to amortization:
Trademarks / trade names - indefinite lives	461.0	—	461.0

Intangible assets, net	$1,179.7	$(161.7)	$1,018.0

7. Derivatives and Hedging Activities

We use derivative instruments in the form of foreign currency forward contracts and interest rate swap contracts to hedge our economic exposure to changes in the variability of future cash flows attributable to changes in foreign exchange rates and interest rates, and, when allowable, we designate these instruments as cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. We believe our derivative instruments are executed with creditworthy institutions, and we do not hold or issue derivative instruments for trading or speculative purposes.

Foreign Currency Forward Contracts

We use foreign currency forward contracts to hedge forecasted U.K. pound sterling inventory purchases. Notional amounts outstanding at June 28, 2009 and June 29, 2008 based on contract rates were $396.3 million and $657.8 million, respectively. The maturity dates of the foreign currency forward contracts outstanding at June 28, 2009 extend through January 2011. For the six months ended June 28, 2009, the net gain recognized in earnings due to ineffectiveness or for foreign currency forward contracts not designated or de-designated was $13.2 million. At June 28, 2009, approximately $22.1 million of net losses are expected to be reclassified from accumulated other comprehensive income into earnings over the next twelve months as the underlying transactions mature and the hedged items impact earnings.

As discussed in Note 8, we announced our intention to decrease aircraft production rates in anticipation of reduced demand for new aircraft due to weakness in the overall economy. As a result, we discontinued cash flow hedge accounting for foreign currency forward contracts where the underlying inventory purchase transactions are no longer probable, which resulted in $13.5 million and $29.6 million of unrealized losses on foreign currency forward contracts being reclassified from accumulated other comprehensive income to earnings for the three and six months ended June 28, 2009, respectively. We may purchase offsetting foreign currency forward contracts as market conditions allow. We will continue to record the change in fair value of these foreign currency forward contracts in earnings until our positions can be terminated.

Interest Rate Swap

We entered into an interest rate swap agreement in April 2007 to effectively convert a portion of our variable rate debt to fixed rate debt. The notional amount of the swap amortizes as follows: $420.0 million for the period from December 31, 2008 through December 30, 2009; $335.0 million for the period from December 31, 2009 through December 30, 2010; and $150.0 million for the period from December 31, 2010 through December 30, 2011. We entered into an additional interest rate swap agreement in June 2009 to effectively convert a portion of our variable rate debt to fixed rate debt. The notional amount of the swap is $300.0 million and matures on June 30, 2011.

Our counterparty syndicated 40% of the swap by entering into risk participation agreements with a subsidiary of Lehman Brothers Holding, Inc. (“Lehman”) and another financial institution. On September 15, 2008, Lehman filed for Chapter 11 bankruptcy, which triggered termination of its risk participation agreement with our counterparty. As agreed with our counterparty, the swap was amended to increase the fixed rate by four basis points to 4.95% to compensate our counterparty for assuming the additional credit risk. We de-designated the cash flow hedging relationship under the original terms of the swap and re-designated the amended swap in a new cash flow hedging relationship. The deferred loss associated with the de-designated hedge is being amortized over the life of the debt.

For the three and six months ended June 28, 2009, we reclassified a loss of $1.3 million and $2.8 million, respectively, from accumulated other comprehensive income into interest expense related to the de-designation of the original hedging relationship. For the three and six months ended June 28, 2009, no ineffectiveness was recognized for the new hedging relationship. At June 28, 2009, a loss of approximately $4.7 million is expected to be reclassified from accumulated other comprehensive income into interest expense over the next twelve months related to the de-designation of the original hedging relationship.

The following tables disclose the effects derivative instruments have on our statements of financial position, operations, and cash flows:

	Liability Derivatives
	June 28, 2009
(In millions)	Statement of Financial Position Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133
Interest rate contracts	Accrued retiree benefits and other long-term liabilities	$24.7
Foreign exchange contracts, current	Other accrued expenses	17.7
Foreign exchange contracts, non-current	Accrued retiree benefits and other long-term liabilities	3.5

Total derivatives designated as hedging instruments under SFAS 133		$45.9

Derivatives not designated as hedging instruments under SFAS 133
Foreign exchange contracts, current	Other accrued expenses	$24.2
Foreign exchange contracts, non-current	Accrued retiree benefits and other long-term liabilities	0.9

Total derivatives not designated as hedging instruments under SFAS 133		$25.1

Total derivatives		$71.0

The Effect of Derivative Instruments on the Statement of Financial Performance

(In millions)

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six months ended June 28, 2009		Six months ended June 28, 2009		Six months ended June 28, 2009
Interest rate contracts	$2.1	Interest expense, net	$—	Interest expense, net	$(0.6)
Foreign exchange contracts	22.1	Cost of sales	(21.6)	Cost of sales	—

Total	$24.2		$(21.6)		$(0.6)

Derivatives Not Designated as Hedging Instruments under SFAS 133	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Six months ended June 28, 2009
Interest rate contracts	Interest expense, net	$(2.8)
Foreign exchange contracts	Cost of sales	(18.7)

Total		$(21.5)

8. Restructuring

During the six months ended June 28, 2009, we undertook several restructuring actions in response to reduced aircraft production rates due to weakening in the global economy and decreased demand in the general aviation industry. During the three and six months ended June 28, 2009, we recorded pre-tax charges of $7.0 million and $20.6 million, respectively, related to restructuring costs, costs to exit facilities, and related items, net, on our Consolidated Statements of Operations, as follows:

•	Workforce Reduction. A $16.9 million charge related to our decision to reduce staffing; and

•	Exit Charges. A $3.7 million charge related to the exit from a leased facility.

The following table shows pre-tax charges for the six months ended June 28, 2009:

(In millions)	Six Months Ended June 28, 2009
Business and General Aviation	$19.7
Trainer Aircraft	0.4
Customer Support	0.5

Total	$20.6

The following table shows changes in our restructuring and other reserve balances:

	Facilities and Other	Severance and Related Costs
(In millions)	Six Months Ended June 28, 2009	Six Months Ended June 28, 2009
Beginning balance	$—	$0.2
Accruals	.9	16.9
Payments	—	(15.4)

Ending balance	$.9	$1.7

The facilities and other reserve balances represent costs related primarily to future lease payments for facility closures.

9. Debt and Notes Payable

Debt and notes payable consisted of the following:

(In millions)	June 28, 2009	December 31, 2008
Short-term debt:
Notes payable	$66.0	$113.6
Revolving credit facility	365.0	—
Current portion of long-term debt	13.0	13.0

Total short-term debt	$444.0	$126.6

Senior secured term loan due 2014	$1,274.0	1,277.2
Senior fixed rate notes due 2015	182.9	400.0
Senior PIK-election notes due 2015	275.4	400.0
Senior subordinated notes due 2017	145.1	300.0

Total debt	1,877.4	2,377.2
Less current portion	13.0	13.0

Long-term debt	$1,864.4	$2,364.2

The average floating interest rate on the senior secured term loan was 2.62% and 2.79% at June 28, 2009 and December 31, 2008, respectively.

On June 2, 2009, we completed a cash tender offer to purchase a portion of our outstanding Senior Fixed Rate Notes, Senior PIK-Election Notes and Senior Subordinated Notes. The tender offer resulted in the purchase of $274.5 million aggregate principal amount of our debt securities for $96.1 million in cash, realizing a net gain of $175.0 million after considering transaction fees, a $3.8 million charge to reduce the carrying value of deferred debt issuance cost for the portion of the notes purchased and an allocation of a portion of the cash settlement amount to the accrued but unpaid PIK-Election which would have increased the principal balance of the Senior PIK-Election Notes had the underlying notes not been purchased. We also paid $2.6 million in accrued but previously unpaid interest on the Senior Fixed Rate Notes and Senior Subordinated Notes purchased. During the first quarter of 2009, we purchased $222.1 million of our outstanding notes for $41.0 million in cash, realizing a net gain of $177.1 million after considering a $4.0 million charge to reduce the carrying value of deferred debt issuance cost for the portion related to the notes purchased. We also paid $8.9 million in accrued but previously unpaid interest on the notes purchased. The tender offer, along with open market purchases executed in the first quarter of 2009, resulted in an aggregate purchase of $496.6 million of our debt securities, realizing a net cumulative gain of $352.1 million during the six months ended June 28, 2009.

Notes payable represents a deferred payment obligation to a supplier under which the supplier is paid by the lender upon our receipt of goods, and we pay the lender within 155 days under the terms of the underlying short-term promissory notes, with interest determined at the five month LIBOR plus 1.85% (for those notes issued prior to May 1, 2009) and at the five month LIBOR plus 5.00% for those notes issued after May 1, 2009. At June 28, 2009, we had $66.0 million of outstanding notes payable at a weighted-average interest rate of 4.09%. At December 31, 2008, we had $113.6 million of outstanding notes payable at a weighted-average interest rate of 3.62%. The issuance of these notes is treated as a non-cash financing transaction. $77.0 million and $100.8 million of notes were issued during the six months ended June 28, 2009 and June 29, 2008, respectively.

10. Income Taxes

We utilize the asset and liability method of accounting for income taxes, which requires that deferred tax assets and liabilities be recorded to reflect the future tax consequences of temporary differences between the book and tax basis of various assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of changes in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period in which the rate change occurs. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We are included in the consolidated U.S. federal tax return of HBI. HBI, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Despite our belief that our tax return positions are consistent with applicable tax laws, we believe that certain positions are likely to be challenged by taxing authorities. Our tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the financial statements in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law. There were no material changes to our uncertain tax positions during the six months ending June 28, 2009. We do not anticipate any material changes to our existing tax reserves to occur within the next twelve months.

We are not currently under audit with the Internal Revenue Service or any State taxing authorities.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “Act”). Among its provisions, the Act permits certain taxpayers to elect to defer the taxation of cancellation-of-indebtedness (“COD”) income arising from certain repurchases, exchanges or modifications of their outstanding debt that occur during 2009 and 2010. The COD income can be deferred for five years and then included in taxable income ratably over the next five years. We plan to defer the COD income on the purchase of our debt securities recorded in the financial statements for the period ending June 28, 2009.

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of a blended annual effective tax rate. In addition to the amount of tax resulting from applying the blended annual effective tax rate to pre-tax income, we include certain items treated as discrete events to arrive at an estimated overall tax amount. As of June 28, 2009, the estimated overall tax rate for the full year 2009 was 15.6%. Included in the estimated overall tax rate was the discrete item relating to the gain on the debt repurchase discussed above. The blended annual effective tax rate, excluding discrete items, is negative 45.1%.

In the fourth quarter of 2008, we recorded a valuation allowance against the full amount of our net deferred tax asset at December 31, 2008 in the amount of $296.9 million. We provide a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized. Our deferred tax asset valuation allowance decreased approximately $186.3 million during the six months ending June 28, 2009 to $110.6 million as of June 28, 2009. The decrease was caused by the reduction in net deferred tax assets resulting from the deferral of the COD income. We intend to maintain the valuation allowance until sufficient positive evidence related to sources of future taxable income exists to support a reversal of the valuation allowance.

11. Pension and Other Employee Benefits

We have defined benefit pension and retirement plans covering the majority of our employees hired prior to January 1, 2007 (“Pension Benefits”). In addition to providing Pension Benefits, we provide certain health care and life insurance benefits to retired employees through other postretirement defined benefit plans (“Other Benefits”).

The following table outlines the components of net periodic benefit cost for Pension Benefits:

(In millions)	Three Months Ended June 28, 2009	Three Months Ended June 29, 2008	Six Months Ended June 28, 2009	Six Months Ended June 29, 2008
Service cost	$6.8	$5.9	$13.6	$11.9
Interest cost	14.2	13.1	28.4	26.2
Expected return on plan assets	(15.1)	(16.3)	(30.2)	(32.6)
Amortization of prior service cost	0.6	—	1.2	—
Amortization of net loss (gain)	1.8	(1.2)	3.6	(2.5)
Pension curtailment	2.3	—	2.3	—

Net amount recognized	$10.6	$1.5	$18.9	$3.0

The $2.3 million curtailment charge is related to our defined benefit pension plans for our salaried (“Salaried Plan”) and hourly (“Hourly Plan”) employees. This charge relates to the impact on the plans of workforce reductions announced during 2009.

The following table outlines the components of net periodic benefit cost for Other Benefits:

(In millions)	Three Months Ended June 28, 2009	Three Months Ended June 29, 2008	Six Months Ended June 28, 2009	Six Months Ended June 29, 2008
Service cost	$0.1	$0.1	$0.2	$0.3
Interest cost	0.3	0.3	0.6	0.6

Amount recognized	$0.4	$0.4	$0.8	$0.9

We expect total contributions, both required and discretionary, to the Pension Benefits and Other Benefits plans to be approximately $0.4 million and $1.0 million, respectively, in 2009.

We maintain a 401(k) defined contribution plan under which covered employees are allowed to contribute up to a specific percentage of their eligible compensation. We match (“HBAC Match”) employee contributions up to a maximum of four percent of eligible compensation. Total HBAC Match expense was $4.3 million and $8.5 million for the three and six months ended June 28, 2009, respectively. For the three and six months ended June 29, 2008, HBAC’s match expense was $4.6 million and $9.7 million, respectively.

We maintain a retirement income savings program (“RISP”), which is a defined contribution plan, for certain employees who were hired on or after January 1, 2007. These employees will participate in the RISP in place of the Pension Benefits described above. We contribute to the covered employee’s participant account up to a maximum of 9% of the employee’s pay based on the employee’s age and tenure. The funds can be invested among several investment options as directed by the employee. Total expense for the RISP was $0.9 million and $1.9 million for the three and six months ended June 28, 2009, respectively. For the three and six months ended June 29, 2008 the total expenses for the RISP were $0.8 million and $1.4 million, respectively.

12. Stock-Based Compensation

Stock option activity for the six months ended June 28, 2009 was as follows:

Service Vesting	Number of Options
Outstanding at December 31, 2008	2,986,724
Granted	659,375
Exercised	—
Forfeited or expired	(204,884)

Outstanding at June 28, 2009	3,441,215

Performance Vesting	Number of Options
Outstanding at December 31, 2008	3,056,104
Granted	621,875
Exercised	—
Forfeited or expired	(323,068)

Outstanding at June 28, 2009	3,354,911

Restricted share activity for the six months ended June 28, 2009 was as follows:

Restricted Shares	Number of Shares
Nonvested at December 31, 2008	98,687
Granted	125,000
Vested	(15,181)
Forfeited	—

Nonvested at June 28, 2009	208,506

We recognized stock-based compensation expense of $1.8 million and $7.2 million for the six months ended June 28, 2009 and June 29, 2008, respectively. The expense associated with the 2008 Performance Vesting options was reversed in the third quarter of 2008.

13. Related Party Transactions

Onex Partners II LP and its affiliated entities own approximately 49% of the issued and outstanding common stock of HBI. Affiliates of Onex Partners II LP currently own a controlling interest in Spirit AeroSystems Holdings, Inc. (“Spirit”), one of our suppliers. Spirit supplies certain components for our Hawker aircraft, and we believe that purchases of components from Spirit are based on standard market terms. We received components from Spirit of approximately $12.1 million and $14.7 million for the six months ended June 28, 2009 and June 29, 2008, respectively. Advance payments to Spirit for goods not yet received were $3.4 million and $10.7 million at June 28, 2009 and December 31, 2008, respectively.

GS Capital Partners VI, L.P. and other private equity funds affiliated with Goldman, Sachs & Co. own approximately 49% of the issued and outstanding common stock of HBI. Goldman, Sachs & Co. acted as an initial purchaser in the 2007 offering of the notes that were later exchanged for our outstanding publicly held notes in a registered exchange offer. In connection with the registration rights agreement we entered into at the time of the issuance of the notes, we also agreed to maintain a market making shelf registration for the benefit of Goldman, Sachs & Co. Goldman Sachs Credit Partners L.P., an affiliate of GS Capital Partners VI, L.P. and its related investment funds, acted as the joint lead arranger and a lender under our senior secured credit facilities. In addition, Goldman, Sachs & Co., Goldman Sachs Credit Partners L.P. and its affiliates may occasionally engage in commercial banking, investment banking or other financial advisory transactions with us and our affiliates. Currently, Goldman Sachs Credit Partners L.P. is a participating lender in the Company’s credit agreement and Goldman Sachs Capital Markets, L. P. has entered into an interest rate swap with the Company. We believe these agreements were executed at market terms for a similar company with a similar risk profile. In addition, Goldman, Sachs & Co. served as Dealer Manager for the tender offer to purchase a portion of our outstanding Senior Notes and Senior Subordinated Notes and was paid customary fees for this service.

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

14. Commitments and Contingencies

In the normal course of business, we lease equipment, office buildings and other facilities under leases that include standard escalation clauses to reflect changes in price indices, as well as renewal options. Our rent expense was $4.3 million and $7.7 million for the three and six months ended June 28, 2009, respectively. Our rent expense was $3.1 million and $4.9 million for the three and six months ended June 29, 2008, respectively. The increase in 2009 relates to former fuel and line operations facilities sold during 2008, a portion of which we now lease.

We have assigned certain leasehold interests to third parties but remain liable to the lessor to the extent the assignee defaults on future lease payments amounting to $22.5 million and $23.7 million at June 28, 2009 and December 31, 2008, respectively, extending through 2026.

We have committed to construct facilities and purchase equipment under contracts with various third parties. Future payments of $12.7 million and $40.9 million were required under these contracts at June 28, 2009 and December 31, 2008, respectively. The current commitments relate primarily to the expansion of our existing service center in Indianapolis, Indiana, and the completion of a new service center in Mesa, Arizona, much of which we expect will be funded by proceeds from the future issuance of Airport Special Purpose Revenue Bonds, and the purchase of new tooling and machinery.

We retain a portion of the liability for losses and expenses for aircraft product liability. In March 2009, in connection with our insurance renewal, we elected to increase our retained liability from $5 million per occurrence to $10 million per occurrence based on our evaluation of risks involved. The maximum liability of $20 million per fiscal year remains unchanged. Insurance purchased from third parties is expected to cover excess aggregate liability exposure from $20 million to $750 million. This coverage also includes the excess liability over the per occurrence limits. Raytheon retained the liability for claims relating to occurrences after April 1, 2001 through March 25, 2007. We retain liability for claims relating to occurrences prior to April 1, 2001, subject to limited exceptions covering specific liabilities retained by Raytheon. The aircraft product liability reserve was $14.3 million and $11.2 million at June 28, 2009 and December 31, 2008, respectively, and was based on management’s estimate of its expected losses not covered by third party insurers. We currently have no offsetting receivable for insurance recovery associated with this estimate.

We issue guarantees and have banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various administrative, bid, performance, warranty, retention and advance payment obligations of us or our affiliates. Approximately $153.5 million, $67.4 million and $1.2 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at June 28, 2009, respectively, and $151.9 million, $89.8 million and $1.2 million were outstanding at December 31, 2008, respectively. These instruments expire on various dates through 2016.

In connection with certain aircraft sales, we offer trade-in incentives whereby the customer will receive a pre-determined trade-in value if they purchase another aircraft of equal or greater value from us. The differences between the value of these trade-in incentives and the current estimated fair value of the underlying aircraft was approximately $23.3 million at June 29, 2008. There is a high degree of uncertainty inherent in the assessment of the likelihood of trade-in commitments.

We are subject to oversight by the Federal Aviation Administration (“FAA”). The FAA routinely evaluates aircraft operational and safety requirements and is responsible for certification of new and modified aircraft. Future action by the FAA may adversely affect our financial position or results of operations, including recovery of its investment in new aircraft.

As a defense contractor, we are subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the U.S. Department of Defense Inspector General, the Government Accountability Office, the U.S. Department of Justice and Congressional committees. Future action by these agencies and legislative committees may adversely affect our financial position or results of operations.

In July 2007, the FAA informed us that it had initiated an investigation concerning compliance by one of our suppliers with part specifications involving our T-6A trainers and certain special mission King Air aircraft sold to the U.S. Government. HBAC cooperated with the FAA investigation and conducted its own supplier quality audits. HBAC believes the alleged non-compliance condition does not impact safety of flight. On June 17, 2008, the U.S. Attorney’s Office for the District of Kansas notified us that the FAA had referred a civil penalty matter arising out of its investigation to the U.S. Attorney’s Office for enforcement. According to the U.S. Attorney’s Office, the FAA had recommended fines against HBAC of at least $2.5 million arising out of the alleged supplier non-conformance and HBAC’s alleged quality oversight of the supplier. We do not believe any resulting civil penalty would be material to our financial condition, results of operations or liquidity.

On June 28, 2008, the U.S. Attorney’s Office sent notice to us that it was investigating whether HBAC’s alleged conduct violated the civil False Claims Act (“FCA”) arising from the same facts as the FAA proceeding described above. The investigation was focused on the alleged supplier non-conformance with specifications and HBAC’s alleged inadequate quality control over the supplier’s manufacturing process on certain T-6A and King Air aircraft delivered to the government. HBAC cooperated with the government’s investigation. On March 26, 2009, the United States Attorney’s Office for the District of Kansas filed a Notice in the United States District Court for the District of Kansas informing the Court that the United States declined to intervene in a qui tam lawsuit relating to the FCA investigation. The U.S. Attorney’s Notice to the Court further asserted that the government retains the right to intervene in the FCA qui tam action and that no settlement of that action can occur without the government’s consent. The Court directed that the Second Amended Complaint in the qui tam lawsuit be unsealed. On April 13, 2009, the qui tam relators filed a Third Amended Complaint. The qui tam lawsuit, United States ex rel. Minge, et al. v. Turbine Engine Components Technologies Corporation, et al., No. 07-1212-MLB (D. Kan.), alleges FCA causes of action against HBAC (and its predecessor, Raytheon Aircraft Company). The lawsuit also alleges FCA causes of action, retaliation causes of action, and a tort cause of action against TECT Aerospace Wellington, Inc. (an HBAC supplier) and various affiliates of TECT. The Third Amended Complaint does not quantify the damages alleged against HBAC. Under the FCA, the government can recover treble damages suffered by the government plus civil penalties of up to $11,000 for each false claim. An adverse judgment under the FCA can also subject HBAC to suspension or debarment of future government business. The matter is now pending.

On April 7, 2009, Airbus UK Ltd. (“Airbus”) filed a Request for Arbitration (“RFA”) with the International Chamber of Commerce (“ICC”) in Paris initiating proceedings against HBAC. In the RFA, Airbus alleges that HBAC breached its obligations under the Airframe Purchase and Support Agreement dated August 19, 1998 between Airbus and HBAC. More particularly, Airbus claims that it and HBAC reached agreement in April of 2008 for HBAC to purchase increased volumes of fuselages, wings, track kits and spare parts (collectively the “shipsets”) in the 2008 to 2010 time frame. Airbus further alleges that (i) beginning in late 2008, HBAC unilaterally reduced the number of shipsets that it would purchase in breach of its contractual obligations and (ii) that Airbus made substantial investments to expand its production capacity at the urging of HBAC and in reliance on alleged expanded commitments from HBAC. Airbus claims damages in an amount in excess of 40 million pounds sterling. HBAC filed its response in June, 2009, vigorously contesting Airbus’s claims and denying the material allegations of the RFA and further alleging that Airbus breached the Joint Cost Reduction Agreement between the parties, claiming unspecified damages as well as claiming damages of $500,325 related to defective shipset deliveries. Airbus filed a response on July 17, 2009, denying HBAC’s claims.

The arbitration tribunal has been selected and the Chairman is awaiting confirmation by the ICC. Thereafter, the arbitration tribunal will hold a first meeting with the parties to be scheduled in the coming weeks in order to establish a procedural timetable and finalize the Terms of Reference. Following the first meeting, the parties will make written submissions on the merits to the Tribunal in accordance with the procedural timetable.

Similar to other companies in our industry, we receive requests for information from government agencies in connection with their regulatory or investigational authority in the ordinary course of business. Such requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. We review such requests and notices and take appropriate action.

15. Business Segment Information

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

While some working capital accounts are maintained on a segment basis, much of our assets are not managed or maintained on a segment basis. Certain property, plant and equipment, including tooling, is used in the design and production of products for each of the segments and, therefore, is not allocated to any individual segment. In addition, cash, other assets, non-current liabilities and deferred taxes are maintained and managed on a consolidated basis and generally do not pertain to any particular segment. Raw materials and certain component parts are used in production across all segments. Work in process inventory is identifiable by segment but is managed and evaluated at the program level. As there is no segmentation of our productive assets, no allocation of these amounts has been made for purposes of segment disclosure.

Segment financial results were as follows:

Sales (In millions)	Three Months Ended June 28, 2009	Three Months Ended June 29, 2008	Six Months Ended June 28, 2009	Six Months Ended June 29, 2008
Business and General Aviation	$610.3	$816.6	$986.8	$1,241.6
Trainer Aircraft	117.1	93.4	197.9	170.7
Customer Support	109.8	143.7	213.6	281.4
Eliminations	(20.9)	(25.0)	(44.4)	(88.5)

Total	$816.3	$1,028.7	$1,353.9	$1,605.2

Operating (Loss) Income (In millions)	Three Months Ended June 28, 2009	Three Months Ended June 29, 2008	Six Months Ended June 28, 2009	Six Months Ended June 29, 2008
Business and General Aviation	$7.3	$53.7	$(57.7)	$29.1
Trainer Aircraft	9.1	7.3	10.0	11.6
Customer Support	23.0	25.4	41.1	44.3
Eliminations	—	—	—	(0.1)

Total	$39.4	$86.4	$(6.6)	$84.9

Intersegment sales for the three and six months ended June 28, 2009 were $10.2 million and $22.8 million, respectively, for Business and General Aviation and $10.7 million and $21.6 million, respectively, for Customer Support. Intersegment sales for the three and six months ended June 29, 2008 were $15.0 million and $66.4 million, respectively, for Business and General Aviation and $10.0 million and $22.1 million, respectively, for Customer Support. The Trainer Aircraft segment does not have intersegment sales.

16. Guarantor Subsidiary Financial Information

Our obligation to pay principal and interest under certain debt instruments is guaranteed on a joint and several basis by certain guarantor subsidiaries. The guarantees are full and unconditional, and the guarantor subsidiaries are 100% owned by us. Non-guarantor subsidiaries consist primarily of foreign subsidiaries of HBAC, which are organized outside the United States of America.

The following unaudited condensed consolidating financial information presents Condensed Consolidating Statements of Financial Position as of June 28, 2009 and December 31, 2008; Condensed Consolidating Statements of Operations for the three months ended June 28, 2009, the three months ended June 29, 2008, the six months ended June 28, 2009, and the six months ended June 29, 2008; Condensed Consolidating Statements of Cash Flows for the six months ended June 28, 2009 and the six months ended June 29, 2008.

Elimination entries necessary to consolidate guarantor and non-guarantor subsidiaries have been included in the eliminations columns. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Financial Position

As of June 28, 2009

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$302.0	$—	$6.1	$—	$308.1
Accounts and notes receivable, net	0.1	87.5	5.9	—	93.5
Intercompany receivables	—	13.7	2.0	(15.7)	—
Unbilled revenue	—	43.9	24.6	—	68.5
Inventories, net	—	1,860.7	6.5	—	1,867.2
Current deferred income tax asset	—	9.9	—	—	9.9
Prepaid expenses and other current assets	43.6	(19.5)	2.2	—	26.3

Total current assets	345.7	1,996.2	47.3	(15.7)	2,373.5
Property, plant and equipment, net	18.2	586.1	3.3	—	607.6
Investment in subsidiaries	2,564.3	—	—	(2,564.3)	—
Goodwill	—	599.6	—	—	599.6
Intangible assets, net	—	1,017.2	0.8	—	1,018.0
Non-current deferred income tax asset	22.0	(22.0)	—	—	—
Other assets, net	42.8	10.6	(0.1)	—	53.3

Total assets	$2,993.0	$4,187.7	$51.3	$(2,580.0)	$4,652.0

Liabilities and Equity
Current liabilities
Notes payable and current portion of long-term debt	$444.0	$—	$—	$—	$444.0
Current portion of industrial revenue bonds (receivable) payable	(71.8)	71.8	—	—	—
Advance payments and billings in excess of costs incurred	—	466.9	19.4	—	486.3
Accounts payable	22.9	255.4	6.1	(9.2)	275.2
Accrued salaries and wages	—	56.1	0.6	—	56.7
Current deferred income tax liability	—	—	—	—	—
Accrued interest payable	25.1	0.4	—	—	25.5
Other accrued expenses	(4.5)	216.9	8.6	—	221.0

Total current liabilities	415.7	1,067.5	34.7	(9.2)	1,508.7
Long-term debt	1,864.4	—	—	—	1,864.4
Industrial revenue bonds (receivable) payable	(255.1)	255.1	—	—	—
Intercompany loan	182.5	(183.6)	7.6	(6.5)	—
Accrued retiree benefits and other long-term liabilities	24.7	404.1	—	—	428.8
Non-current deferred income tax liability	—	89.3	—	—	89.3

Total liabilities	2,232.2	1,632.4	42.3	(15.7)	3,891.2
Total equity	760.8	2,555.3	9.0	(2,564.3)	760.8

Total liabilities and equity	$2,993.0	$4,187.7	$51.3	$(2,580.0)	$4,652.0

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Financial Position

As of December 31, 2008

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$370.9	$0.3	$6.4	$—	$377.6
Accounts and notes receivable, net	0.3	98.8	3.9	—	103.0
Intercompany receivables	—	14.6	2.1	(16.7)	—
Unbilled revenue	—	26.4	9.5	—	35.9
Inventories, net	—	1,773.3	9.0	—	1,782.3
Current deferred income tax asset	—	—	—	—	—
Prepaid expenses and other current assets	42.9	(12.0)	1.6	—	32.5

Total current assets	414.1	1,901.4	32.5	(16.7)	2,331.3
Property, plant and equipment, net	18.4	620.4	3.0	—	641.8
Investment in subsidiaries	2,499.6	—	—	(2,499.6)	—
Goodwill	—	599.6	—	—	599.6
Intangible assets, net	—	1,048.8	0.7	—	1,049.5
Non-current deferred income tax asset	—	—	—	—	—
Other assets, net	55.1	10.3	—	—	65.4

Total assets	$2,987.2	$4,180.5	$36.2	$(2,516.3)	$4,687.6

Liabilities and Equity
Current liabilities
Notes payable and current portion of long-term debt	$126.6	$—	$—	$—	$126.6
Current portion of industrial revenue bonds (receivable) payable	(76.8)	76.8	—	—	—
Advance payments and billings in excess of costs incurred	—	505.8	1.6	—	507.4
Accounts payable	67.0	346.0	3.3	(12.0)	404.3
Accrued salaries and wages	—	55.0	1.6	—	56.6
Current deferred income tax liability	—	19.4	—	—	19.4
Accrued interest payable	25.3	0.6	—	—	25.9
Other accrued expenses	(9.6)	271.0	15.4	—	276.8

Total current liabilities	132.5	1,274.6	21.9	(12.0)	1,417.0
Long-term debt	2,364.2	—	—	—	2,364.2
Industrial revenue bonds (receivable) payable	(292.5)	292.5	—	—	—
Intercompany loan	325.6	(330.3)	9.4	(4.7)	—
Accrued retiree benefits and other long-term liabilities	26.3	424.6	—	—	450.9
Non-current deferred income tax liability	—	24.4	—	—	24.4

Total liabilities	2,556.1	1,685.8	31.3	(16.7)	4,256.5
Total equity	431.1	2,494.7	4.9	(2,499.6)	431.1

Total liabilities and equity	$2,987.2	$4,180.5	$36.2	$(2,516.3)	$4,687.6

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Operations

Three Months Ended June 28, 2009

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$832.9	$22.1	$(38.7)	$816.3
Cost of sales	—	705.0	20.0	(38.7)	686.3

Gross margin	—	127.9	2.1	—	130.0

Restructuring expenses	—	7.0	—	—	7.0
Selling, general and administrative expenses	0.3	53.6	1.0	—	54.9
Research and development expenses	—	28.7	—	—	28.7

Operating (loss) income	(0.3)	38.6	1.1	—	39.4

Intercompany interest (income) expense, net	0.2	(0.2)	—	—	—
Interest expense (income) , net	35.9	1.4	—	—	37.3
Gain on debt repurchase, net	(175.0)	—	—	—	(175.0)
Other expense, net	(0.1)	1.3	(0.7)	—	0.5

Non-operating (income) expense, net	(139.0)	2.5	(0.7)	—	(137.2)

Income (loss) before taxes	138.7	36.1	1.8	—	176.6
Provision for income taxes	(2.9)	7.7	(0.4)	—	4.4

Earnings (loss) before Equity (Income) Loss	141.6	28.4	2.2	—	172.2
Equity (income) loss in subsidiaries	(30.6)	—	—	30.6	—

Net income (loss)	$172.2	$28.4	$2.2	$(30.6)	$172.2

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Operations

Three Months Ended June 29, 2008

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$1,010.4	$22.1	$(3.8)	$1,028.7
Cost of sales	—	829.3	16.9	(3.8)	842.4

Gross margin	—	181.1	5.2	—	186.3

Selling, general and administrative expenses	0.1	71.9	1.3	—	73.3
Research and development expenses	—	26.6	—	—	26.6

Operating (loss) income	(0.1)	82.6	3.9	—	86.4

Intercompany interest (income) expense, net	(0.1)	0.1	—	—	—
Interest expense (income) , net	43.7	3.3	(0.1)	—	46.9
Other expense, net	—	—	0.2	—	0.2

Non-operating expense, net	43.6	3.4	0.1	—	47.1

(Loss) income before taxes	(43.7)	79.2	3.8	—	39.3
Provision for income taxes	13.0	0.2	1.2	—	14.4

(Loss) earnings before Equity (Income) Loss	(56.7)	79.0	2.6	—	24.9
Equity (income) in subsidiaries	(81.6)	—	—	81.6	—

Net (loss) income	$24.9	$79.0	$2.6	$(81.6)	$24.9

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Operations

Six Months Ended June 28, 2009

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$1,393.7	$41.0	$(80.8)	$1,353.9
Cost of sales	—	1,220.3	36.2	(80.8)	1,175.7

Gross margin	—	173.4	4.8	—	178.2

Restructuring expenses	—	20.6	—	—	20.6
Selling, general and administrative expenses	0.5	104.7	2.2	—	107.4
Research and development expenses	—	56.8	—	—	56.8

Operating (loss) income	(0.5)	(8.7)	2.6	—	(6.6)

Intercompany interest expense (income), net	0.3	(0.3)	—	—	—
Interest expense (income), net	76.1	2.6	—	—	78.7
Gain on debt repurchase, net	(352.1)	—	—	—	(352.1)
Other expense, net	—	1.0	(1.1)	—	(0.1)

Non-operating expense, net	(275.7)	3.3	(1.1)	—	(273.5)

Income (loss) before taxes	275.2	(12.0)	3.7	—	266.9
Provision for income taxes	45.4	(3.9)	0.1	—	41.6

Earnings (loss) before Equity (Income) Loss	229.8	(8.1)	3.6	—	225.3
Equity loss in subsidiaries	4.5	—	—	(4.5)	—

Net income (loss)	$225.3	$(8.1)	$3.6	$4.5	$225.3

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Operations

Six Months Ended June 29, 2008

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$1,569.9	$42.7	$(7.4)	$1,605.2
Cost of sales	—	1,308.2	34.3	(7.4)	1,335.1

Gross margin	—	261.7	8.4	—	270.1

Selling, general and administrative expenses	0.1	130.8	1.8	—	132.7
Research and development expenses	—	52.5	—	—	52.5

Operating (loss) income	(0.1)	78.4	6.6	—	84.9

Intercompany interest (income) expense, net	(0.2)	0.2	—	—	—
Interest expense (income), net	86.5	8.2	(0.2)	—	94.5
Other expense, net	—	—	0.4	—	0.4

Non-operating expense, net	86.3	8.4	0.2	—	94.9

(Loss) income before taxes	(86.4)	70.0	6.4	—	(10.0)
(Benefit from) provision for income taxes	(5.9)	0.2	2.1	—	(3.6)

(Loss) earnings before Equity (Income) Loss	(80.5)	69.8	4.3	—	(6.4)
Equity (income) loss in subsidiaries	(74.1)	—	—	74.1	—

Net (loss) income	$(6.4)	$69.8	$4.3	$(74.1)	$(6.4)

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 28, 2009

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used in) provided by operating activities	$(169.3)	$27.3	$0.3	$—	$(141.7)

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(30.4)	(0.6)	—	(31.0)
Additions to computer software	—	(2.0)	—	—	(2.0)
Proceeds from sale of property, plant and equipment		0.3			0.3

Net cash used in investing activities	—	(32.1)	(0.6)	—	(32.7)

Cash flows from financing activities:
Payment of term loan	(3.3)	—	—	—	(3.3)
Payment of notes payable	(124.6)	—	—	—	(124.6)
Repurchase of debt	(136.7)	—	—	—	(136.7)
Proceeds from IRB funding	—	4.5	—	—	4.5
Utilization of term loan	365.0	—	—	—	365.0

Net cash provided by financing activities	100.4	4.5	—	—	104.9

Effect of exchange rates on cash and cash equivalents
Net (decrease) in cash and cash equivalents	(68.9)	(0.3)	(0.3)	—	(69.5)
Cash and cash equivalents at beginning of period	370.9	0.3	6.4	—	377.6

Cash and cash equivalents at end of period	$302.0	$—	$6.1	$—	$308.1

Hawker Beechcraft Acquisition Company, LLC

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 29, 2008

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used in) provided by operating activities	$(95.9)	$26.1	$10.6	$—	$(59.2)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(1.2)	(25.2)	(1.2)	—	(27.6)
Additions to computer software	—	(2.1)	—	—	(2.1)

Net cash used in investing activities	(1.2)	(27.3)	(1.2)	—	(29.7)

Cash flows from financing activities:
Payment of term loan	(3.2)	—	—	—	(3.2)
Payment of notes payable	(103.3)	—	—	—	(103.3)

Net cash used in financing activities	(106.5)	—	—	—	(106.5)

Effect of exchange rates on cash and cash equivalents	—	—	0.1	—	0.1
Net (decrease) increase in cash and cash equivalents	(203.6)	(1.2)	9.5	—	(195.3)
Cash and cash equivalents at beginning of period	558.1	0.7	10.7	—	569.5

Cash and cash equivalents at end of period	$354.5	$(0.5)	$20.2	$—	$374.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations for the three and six months ended June 28, 2009 and June 29, 2008 reflects the business of Hawker Beechcraft Acquisition Company, LLC (“HBAC” or “the company”).

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements, including the notes thereto, included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements, including the notes thereto, in our Annual Report on Form 10-K, as amended by Form 10-K/A, filed July 15, 2009, for the year ended December 31, 2008.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, including statements that address activities, events or developments that we or our management intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements are based on management’s assumptions and assessments in light of past experience and trends, current conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results may differ significantly from those envisaged by our forward-looking statements. Among the factors that could cause actual results to differ materially from those described or implied in the forward-looking statements are general business and economic conditions, production delays resulting from lack of regulatory certifications and other factors, competition in our existing and future markets, lack of market acceptance of our products and services, the substantial leverage and debt service resulting from our indebtedness, loss or retirement of key executives and other risks disclosed in our filings with the Securities and Exchange Commission.

Our Company

We are a leading designer and manufacturer of business jet, turboprop and piston aircraft. We are also the sole source provider of the primary military trainer aircraft to the U.S. Air Force and the U.S. Navy. We deliver our products to a diverse customer base, including corporations, fractional and charter operators, governments and individuals throughout the world. We provide parts, maintenance and flight support services through an extensive network of service centers in 29 countries to an estimated installed fleet of more than 37,000 aircraft.

Our operations are divided into three segments—Business and General Aviation, Trainer Aircraft and Customer Support. The Business and General Aviation segment designs, develops, manufactures, markets and sells commercial and specially modified general aviation aircraft, as well as manufactures and provides aircraft parts to our Trainer Aircraft and Customer Support segments. The Business and General Aviation segment also sells used general aviation aircraft which may be received as a trade-in during a new aircraft sales transaction. The Trainer Aircraft segment designs, develops, manufactures, markets and sells military training aircraft. The Customer Support segment provides aftermarket parts and service support for our installed fleet of aircraft worldwide.

We operate in the global general aviation industry, which continues to experience declining demand due primarily to weakness in the global economy. The general aviation industry has historically been cyclical and has been impacted by many factors, including the condition of the U.S. and global economies, the exchange rate of the U.S. dollar compared to other currencies, corporate profits and geo-political events. Additionally, the general aviation industry has historically lagged behind changes in general economic conditions and corporate profit trends. As the general economic environment deteriorated in late 2008 and into 2009, new order activity declined, and order cancellations increased. Consequently, while we believe that our backlog of $6.8 billion at June 28, 2009 as well as our existing aircraft portfolio and planned derivative upgrades position us well within this market, we believe that we, and the general aviation industry as a whole, will continue to experience depressed demand and declining backlog for the remainder of 2009 and likely into 2010.

Our Customer Support segment is also impacted by the general economic environment that has affected the general aviation industry; however, historically, the impact on this segment of our business has not been as significant as the impact on our Business and General Aviation segment. In addition to general market conditions, our Customer Support business is influenced by the size and age of the installed fleet of aircraft, our customers’ aircraft usage patterns and the overall maintenance requirements for our aircraft.

Our Trainer Aircraft segment is less susceptible to changes in economic conditions and provides us with a more stable and recurring source of revenue. Sales in this segment are principally generated by U.S. and foreign government and defense spending. Decreases or reprioritization of such spending could affect the financial performance of this segment.

Recent Events Affecting our Results

At December 31, 2008, we performed the required annual impairment assessment of our goodwill and indefinite-lived intangibles and concluded that the assets were not impaired as of December 31, 2008. We continue to monitor the assumptions underlying this previous impairment assessment. Market conditions continue to be depressed and we expect the general aviation market to be difficult for the near future. We have taken actions, and are planning additional measures, to reduce cost in an attempt to partially mitigate the impact of the market downturn on our business. We continue to evaluate current economic conditions and our strategic plans and whether any significant change would constitute a triggering event requiring interim impairment testing. The assets most impacted by any potential interim testing would be $599.6 million in goodwill, $461.0 million in indefinite-lived intangible assets, and $557.0 in other intangible assets.

On June 2, 2009, we completed a cash tender offer to purchase a portion of our outstanding Senior Fixed Rate Notes, Senior PIK-Election Notes and Senior Subordinated Notes. The tender offer resulted in the purchase of $274.5 million aggregate principal amount of our debt securities for $96.1 million in cash, realizing a net gain of $175.0 million after considering transaction fees, a $3.8 million charge to reduce the carrying value of deferred debt issuance cost for the portion of the notes purchased and an allocation of a portion of the cash settlement amount to the accrued but unpaid PIK-interest which would have increased the principal balance of the Senior PIK-Election Notes had the underlying notes not been purchased. We also paid $2.6 million in accrued but previously unpaid interest on the Senior Fixed Rate Notes and Senior Subordinated Notes purchased. The tender offer, along with open market purchases executed in the first quarter of 2009, resulted in an aggregate purchase of $496.6 million of our debt securities, realizing a net gain of $352.1 million during the six months ended June 28, 2009.

During the three months ended June 28, 2009, we undertook several restructuring actions in response to reduced production rates, including exiting certain leased office space and continued work force reductions. The exit of the leased facility and the additional work force reductions resulted in charges of $3.7 million and $3.3 million, respectively during the quarter. During the three months ended March 29, 2009, we recorded a charge of $13.6 million related to the estimated severance costs as a result of work force reductions announced in February 2009.

During the three months ended June 28, 2009, we recorded a charge of $18.8 million on our Hawker 4000 program primarily related to reductions in previously anticipated selling prices for units to be delivered prior to the aircraft achieving break-even profitability levels. The reductions were a result of continuing depressed demand for general aviation aircraft as a result of weakness in the global economy.

On March 30, 2009, we notified holders of our Senior PIK-Election Notes that we had elected to pay the October 2009 semi-annual interest payment on our Senior PIK-Election Notes by increasing the principal value of the notes rather than by paying in cash. Such elections are available to the Company for each semi-annual interest period through April 1, 2011.

On January 20, 2009, we resumed deliveries of the T-6A Texan II (“T-6A”) military trainer. Deliveries had been suspended since June 6, 2008 pending resolution of quality issues with a supplier’s component.

Results of Operations

(In millions)	Three Months Ended June 28, 2009	Three Months Ended June 29, 2008	Six Months Ended June 28, 2009	Six Months Ended June 29, 2008
Sales	$816.3	$1,028.7	$1,353.9	$1,605.2
Cost of sales	686.3	842.4	1,175.7	1,335.1

Gross profit	130.0	186.3	178.2	270.1

Restructuring, net	7.0	—	20.6	—
Selling, general and administrative expenses	54.9	73.3	107.4	132.7
Research and development expenses	28.7	26.6	56.8	52.5

Operating income (loss)	39.4	86.4	(6.6)	84.9

Interest expense	37.6	48.4	79.5	99.8
Interest income	(0.3)	(1.5)	(0.8)	(5.3)
Gain on debt repurchase, net	(175.0)	—	(352.1)	—
Other expense (income), net	0.5	0.2	(0.1)	0.4

Non-operating (income) expense, net	(137.2)	47.1	(273.5)	94.9

Income (loss) before taxes	176.6	39.3	266.9	(10.0)
Provision for (benefit from) income taxes	4.4	14.4	41.6	(3.6)

Net income (loss)	$172.2	$24.9	$225.3	$(6.4)

Three and Six Months Ended June 28, 2009 as Compared to the Three and Six Months Ended June 29, 2008

Sales. As detailed in the table below, sales decreased by $212.4 million and $251.3 million, respectively, for the three and six months ended June 28, 2009 compared to the similar periods of 2008. The decrease was driven primarily by the adverse market conditions impacting our Business and General Aviation segment.

Sales (In millions)	Three Months Ended June 28, 2009	Three Months Ended June 29, 2008	Six Months Ended June 28, 2009	Six Months Ended June 29, 2008
Business and General Aviation	$610.3	$816.6	$986.8	$1,241.6
Trainer Aircraft	117.1	93.4	197.9	170.7
Customer Support	109.8	143.7	213.6	281.4
Eliminations	(20.9)	(25.0)	(44.4)	(88.5)

Total	$816.3	$1,028.7	$1,353.9	$1,605.2

The decrease in Business and General Aviation sales for the three and six months ended June 28, 2009 of $206.3 million and $254.8 million, respectively, is attributable to reduced aircraft deliveries as reflected in the aircraft unit delivery table below. Sales for the six months ended June 28, 2009 were also impacted by lower sales of parts to the Customer Support segment primarily during the three months ended March 29, 2009.

Business and General Aviation New Aircraft Deliveries	Three Months Ended June 28, 2009	Three Months Ended June 29, 2008	Six Months Ended June 28, 2009	Six Months Ended June 29, 2008
Hawker 4000	3	1	4	1
Hawker 900XP	11	17	16	23
Hawker 800XP/850XP	0	3	1	5
Hawker 750	2	6	7	6
Hawker 400XP	4	11	4	14
Premier	4	12	7	21
King Airs	41	50	70	79
Pistons	13	29	26	52

Total	78	129	135	201

Sales in the Trainer Aircraft segment are principally comprised of revenue on the Joint Primary Aircraft Training System (“JPATS”) contract with the U.S. Government. Revenue is recognized on this contract using the cost-to-cost method to measure progress towards completion. Accordingly, the majority of Trainer Aircraft segment sales, including estimated earned gross margin, are recognized as costs are incurred. Program cost in any period is impacted by the number of aircraft in production as well as support provided for the Contractor Operated and Maintained Base Supply (“COMBS”) and Ground Based Training Systems (“GBTS”) elements of our contracts with the U.S. Government. The increase in segment revenue for the three and six months ended June 28, 2009 of $23.7 million and $27.2 million, respectively, is due to increased production volumes in support of resumed deliveries of the T-6A.

Customer Support segment sales are principally comprised of the sale of spare parts and maintenance services to existing aircraft operators. The decrease in segment sales for the three and six months ended June 28, 2009 of $33.9 million and $67.8 million, respectively, is primarily due to the sale of fuel and line operations in late 2008. Sales for the fuel and line operations were $21.1 million and $41.4 million, respectively, for the three and six months ended June 29, 2008. Reduced volumes in both parts sales and maintenance services as a result of generally lower general aviation aircraft usage also contributed to the lower segment revenue.

Operating Income. The table below details the decrease in operating income of $47.0 million and $91.5 million, respectively, for the three and six months ended June 28, 2009 compared to the similar periods of 2008. The decline is primarily due to the decline in the Business and General Aviation segment which was impacted by decreased delivery volumes and business restructuring costs in both the three and six months ended June 28, 2009, as well as charges associated with used aircraft valuations and mark-to-market adjustments on foreign currency derivatives in the six months ended June 28, 2009.

(In millions)	Three Months Ended June 28, 2009	Three Months Ended June 29, 2008	Six Months Ended June 28, 2009	Six Months Ended June 29, 2008
Operating Income (Loss)
Business and General Aviation	$7.3	$53.7	$(57.7)	$29.1
Trainer Aircraft	9.1	7.3	10.0	11.6
Customer Support	23.0	25.4	41.1	44.3
Eliminations	—	—	—	(0.1)

Total	$39.4	$86.4	$(6.6)	$84.9

Business and General Aviation segment operating income declined by $46.4 million for the three months ended June 28, 2009 compared to the similar period in 2008 due primarily to the decrease in overall aircraft sales volumes and changes in the mix of aircraft delivered. During the three months ended June 28, 2009, the segment recorded the previously discussed $18.8 million charge on the Hawker 4000 program, compared to a charge of $16.3 million on the Hawker 4000 program during the three months ended June 29, 2008. In addition, $7.0 million of the restructuring charges discussed previously related to this segment. The reduced production volumes during the three months ended June 28, 2009 also caused reduced fixed cost absorption which adversely impacted operating income.

Business and General Aviation segment operating income declined by $86.8 million for the six months ended June 28, 2009 compared to the similar period in 2008 due primarily to the overall sales volume, mix of aircraft delivered and fixed cost absorption issues discussed above. During the six months ended June 28, 2009, the segment recorded charges totaling $25.7 million to reduce the carrying value of used aircraft inventory to current market values and charges totaling $17.3 million related to mark-to-market adjustments on foreign currency forward contracts no longer designated as cash flow hedges because the underlying purchase volumes are no longer expected to occur. In addition, $19.7 million of the total restructuring charges recorded during the six months ended June 28, 2009 related to this segment. Partially offsetting these declines were charges of $34.7 million related to early production Hawker 4000 units recorded during the six months ended June 29, 2008 for which the comparable charge in the current period ending June 28, 2009 was $18.8 million.

Trainer Aircraft segment operating income increased by $1.8 million for the three months ended June 28, 2009 compared to the similar period in 2008 due primarily to increased production volume in support of resumed deliveries of T-6 aircraft. The increase was partially offset by increased research and development costs associated with development of derivatives of the T-6 aircraft as well as smaller profit adjustments on the JPATS program during the period. The use of the cost-to-cost method of revenue recognition causes gross margin to be recognized based on management’s estimate of total contract revenue and total contract cost at completion. As estimates are updated, any impact on revenue and gross margin as a result of the change in estimate is reflected in current earnings on a cumulative catch-up basis. Favorable cumulative catch-up adjustments of $0.4 million were recorded during the three months ended June 28, 2009, compared to $4.0 million during the three months ended June 29, 2008.

Trainer Aircraft segment operating income decreased by $1.6 million for the six months ended June 28, 2009 compared to the similar period in 2008 as the margin associated with increased production volumes did not exceed the increased research and development costs associated with development of derivatives of the T-6 aircraft and the smaller profit adjustments on the JPATS program during the period. Favorable cumulative catch-up adjustments of $1.9 million were recorded during the six months ended June 28, 2009, compared to $6.2 million during the six months ended June 29, 2008.

Customer Support segment operating income decreased by $2.4 million and $3.2 million for the three and six months ended June 28, 2009 compared to the similar periods in 2008. The decrease is due to the reduced sales volumes as a result of the sale of the fuel and line operations in late 2008 and the overall decline in general aviation aircraft usage partially offset by continued cost and pricing efficiencies within the parts distribution operation.

Selling, general, and administrative expense totaled $54.9 million, or 6.7% of sales and $107.4 million, or 7.9% of sales, respectively, for the three and six months ended June 28, 2009 compared to $73.3 million, or 7.1% of sales and $132.7 million, or 8.3% of sales, respectively, for the three and six months ended June 29, 2008. The decrease was due to lower Business and General Aviation segment selling expense as a result of decreased sales activity as well as the impact of cost reduction measures implemented throughout the Company, including the work force reductions previously discussed.

Research and development expense increased $2.1 million and $4.3 million, respectively, for the three and six months ended June 28, 2009 compared to the similar periods in 2008 due to work on our T-6 derivative products. Our Business and General Aviation segment research and development efforts have decreased slightly and reflect continued efforts on our derivative aircraft strategy as well as ongoing certification activities related to the Hawker 4000.

Non-operating Income/Expense, net. Net non-operating income was $137.2 million and $273.5 million for the three and six months ended June 28, 2009 compared to a net non-operating expense of $47.1 million and $94.9 million for the three and six months ended June 29, 2008. The $184.3 million increase for the three months ended June 28, 2009 is due to the $175.0 million net gain recognized on the previously discussed tender offer to purchase our debt securities. In addition, interest expense is lower due to lower interest rates on our floating rate debt as well as reduced principle balances on the fixed rate debt as a result of the debt repurchases. Similarly, the $368.4 million increase for the six months ended June 28, 2009 is due to the $352.1 million gain recognized on the purchase of our debt securities previously discussed as well as lower interest expense due to lower interest rates on our floating rate debt and reduced principle balances on the fixed rate debt as a result of the debt repurchases. The debt repurchases will continue to reduce interest expense in future periods.

Provision for Income Taxes. During the three and six months ended June 28, 2009, we recorded net gains related to the purchase of our debt securities of $175.0 million and $352.1, respectively. The cancellation of debt income related to these gains was treated as discretely affecting the tax provision as opposed to being included in the effective annual tax rate. See Note 10 to the unaudited condensed consolidated financial statements for additional information.

The blended annual effective tax rate for the six months ended June 28, 2009, excluding the impact of cancellation of indebtedness income discussed above, was negative 45.1% and was 15.6% including the impact of the discrete item. The effective tax rate for the six months ended June 29, 2008 was 36.0%. The change in the effective tax rate was due to the full valuation allowance recorded on our net deferred tax assets at December 31, 2008. The valuation allowance affects our current tax provision and effective tax rate by deferring tax benefits until management determines we have sufficient positive evidence related to sources of future taxable income to recognize those benefits.

Cash Flow Analysis

The following table illustrates sources and uses of funds:

(In millions)	Six Months Ended June 28, 2009	Six Months Ended June 29, 2008
Net cash used in operating activities	$(141.7)	$(59.2)
Net cash used in investing activities	(32.7)	(29.7)
Net cash provided by (used in) financing activities	104.9	(106.5)
Effect of exchange rates on cash and cash equivalents	—	0.1

Net decrease in cash and cash equivalents	$(69.5)	$(195.3)

Six Months Ended June 28, 2009. Net cash used in operating activities was $141.7 million. The net cash consumed was primarily due to significantly decreased accounts payable balances as amounts due vendors associated with higher activity in late 2008 were paid early in 2009. In addition, customer deposits were reduced as a result of the decline in new orders.

Net cash used in investing activities of $32.7 million related primarily to capital expenditures for tooling in our Business and General Aviation segment and facilities improvements in our Customer Support segment.

Net cash from financing activities of $104.9 million represents the proceeds from the full draw of our $365 million revolving credit facility offset by the cash used to purchase our debt securities in both the previously discussed tender offer and open market purchases as well as payments on notes payable used to finance engine purchases.

Six Months Ended June 29, 2008. Net cash used in operating activities was $59.2 million. The net cash consumed was primarily due to an increase in inventory in connection with increased build rates for the Hawker 4000 and other aircraft models partially offset by a financing arrangement with a third party that extends payment terms for engine purchases in exchange for short-term promissory notes, improved earnings adjusted for non-cash charges, increased commercial aircraft deposits received and an increase in accounts payable. The seasonality of our aircraft deliveries coupled with a more linear aircraft production schedule also contributed to net operating cash consumption for the six months ended June 29, 2008.

Net cash used in investing activities of $29.7 million included capital expenditures of $27.6 million primarily related to tooling, facilities improvements and equipment used in the manufacturing process and additions to computer software of $2.1 million.

Net cash used in financing activities of $106.5 million represents payments on notes payable used to finance engine purchases and mandatory principal payments of the senior secured term loan.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility. As of June 28, 2009, we have fully drawn our revolving credit facility and have no further availability.

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

On June 2, 2009, we completed a cash tender offer to purchase a portion of our outstanding Senior Fixed Rate Notes, Senior PIK-Election Notes and Senior Subordinated Notes. The tender offer resulted in the purchase of $274.5 million aggregate principal amount of our debt securities and a net gain of $175.0 million. The tender offer, along with open market purchases executed in the first quarter of 2009, resulted in an aggregate purchase of $496.6 million of our debt securities, realizing a net gain of $352.1 million during the six months ended June 28, 2009.

In addition, in connection with the Acquisition, we entered into senior secured credit facilities totaling $1,810.0 million, consisting of a $1,300.0 million term loan drawn at the close of the Acquisition, an undrawn $400.0 million revolving credit facility and a $110.0 million synthetic letter of credit facility. In March 2008, we reduced the synthetic letter of credit facility to $75.0 million based on our expected needs in the future. In December 2008, we amended the credit agreement to allow us to prepay, up to a maximum of $300.0 million, the secured term loan at a discount price to par to be determined pursuant to certain auction procedures.

The prepayments may be financed with cash, if we meet certain conditions set forth in the amendment, including a $400.0 million minimum liquidity requirement (which amount includes cash and cash equivalents and any amounts available to be drawn under the revolving credit facility). Such prepayments may not be made from the proceeds of loans drawn under the revolving credit facility. The prepayments may also be financed with the proceeds of certain equity contributions from Hawker Beechcraft, Inc., our parent company. Under the terms of the amendment, any such prepayments will reduce the amount of the secured term loan outstanding and payable on the final maturity date. Additionally, we agreed to pay to each lender that consented to the adoption of the amendment prior to a specified deadline, a non-refundable consent fee in an amount equal to 0.025% of the aggregate of such lender’s loans, loan commitments and other participations outstanding under the credit agreement as of the effective date of the amendment.

On September 15, 2008, Lehman Brothers Holdings, Inc. (“Lehman”) filed for bankruptcy. One of Lehman’s subsidiaries, Lehman Brothers Commercial Bank, has a $35.0 million commitment in the Company’s $400.0 million revolving credit facility. Lehman Brothers Commercial Bank has not fulfilled its funding obligations under the Company’s revolving credit facility.

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

We have substantial indebtedness. As of June 28, 2009, our total indebtedness was $2,308.4 million, including $66.0 million of short-term obligations payable to a third party under a financing arrangement and reflecting $365.0 million of borrowings under our revolving credit facility. We also had up to $75.0 million of available letter of credit issuances under a synthetic letter of credit facility. In addition, our Senior PIK-Election Notes permit us to pay interest by increasing the principal amount thereunder (“PIK-interest”) rather than paying cash interest through April 1, 2011. If we were to elect to pay PIK-interest for all periods in which we have the option, we will incur indebtedness in an amount equal to the PIK-interest. On March 30, 2009, we notified our noteholders that we had elected to pay the October 2009 semi-annual interest payment on our Senior PIK-Election Notes by increasing the principal value of the notes rather than by paying in cash.

As of June 28, 2009, we continue to be in full compliance with all covenants contained in our debt agreements.

As of June 28, 2009, we had $308.1 million of cash and cash equivalents and had fully drawn the $365.0 million available under our revolving credit facility. We continue to evaluate our short- and long-term balance sheet management plans. We have taken, and continue to take, various actions to preserve our liquidity and cash position, including reduced production levels to better meet expected demand; work force reductions consistent with the lower production levels; and other cost reduction efforts including facility consolidation, sharply reduced discretionary spending and deferrals of certain product development activity. We believe these actions will result in our having sufficient cash on hand and cash from operations to meet our cash requirements for the next twelve months. Continued economic deterioration may further depress the general aviation market and we could be required to take additional measures to meet our liquidity needs. As our visibility regarding future market conditions improves, our future balance sheet management plans could include any combination of repayment of drawings under the revolving credit facility, prepayment of the term loan, additional repurchases of notes or other investments in our business.

Seasonality

In recent years, a significant portion of our Business and General Aviation aircraft deliveries have occurred during the second half of the year. Given the long lead time involved in the production of aircraft, it is necessary to build aircraft throughout the year in support of the higher second half delivery volume. As a result, our working capital levels typically rise during the first three quarters of the year and are reduced significantly during the fourth quarter. Any disruptions to our business or delivery schedule during the second half of the year could have a disproportionate effect on our full-year financial operating results.

Backlog

Orders for general aviation aircraft are included in backlog upon receipt of an executed contract. Our backlog was $6.8 billion at June 28, 2009 of which approximately 75% is not expected to be converted into revenue within the next twelve months. Our backlog continues to include significant orders with NetJets® Inc. and the U.S. Government. During the six months ended June 28, 2009, NetJets cancelled orders for 12 aircraft and deferred essentially all of their remaining orders scheduled for delivery in 2009 or 2010, until after the end of 2010. The NetJets backlog remains significant and continues to be scheduled for delivery over many years; however, NetJets has historically not represented more than 10% of our annual revenue.

Off-Balance Sheet Arrangements

We use customary off-balance sheet arrangements, such as operating leases and letters of credit, in the normal course of our business. We may, from time to time, instruct banks to issue letters of credit on our behalf to support cash deposits and to guarantee the performance of our contractual obligations. None of the arrangements has or is likely to have a material effect on our financial condition, results of operations or liquidity. See Note 14 to the unaudited condensed consolidated financial statements for additional information.

Summary of Critical Accounting Policies

For a discussion of our critical accounting policies, refer to “Summary of Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K, as amended by Form 10-K/A, filed July 15, 2009, for the year ended December 31, 2008.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements for a discussion of Recent Accounting Pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk during the six months ended June 28, 2009. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K, as amended by Form 10-K/A, filed July 15, 2009, for the year ended December 31, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures as of June 28, 2009. Based on this evaluation and in consideration of the ongoing remediation of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Remediation of Weakness in Internal Control Over Financial Reporting

We are in the process of designing and implementing improvements in our internal control over financial reporting to address the material weakness in accounting for income taxes. These improvements include, among other things, improved documentation and analysis regarding the temporary differences between financial and tax reporting, training individuals involved in accounting and reporting for income taxes regarding these issues, and enhancing the documentation around conclusions reached in the implementation of the applicable generally accepted accounting principles. Beginning in 2009, the Company engaged an outside consulting firm to assist in income tax accounting.

Changes in Internal Control over Financial Reporting

With the exception of the remediation activities described above, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the last fiscal quarter. As previously disclosed, as of December 31, 2008 and March 29, 2009, we did not maintain effective controls to ensure the completeness and accuracy of our provision for income taxes and related deferred income tax accounts. Specifically, we did not identify, evaluate and report non-routine and complex tax accounting matters, including adequately documenting and monitoring differences between the income tax basis and financial reporting basis of our assets and liabilities.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are from time to time subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. We are a defendant in a number of product liability lawsuits with respect to accidents involving our aircraft that allege personal injury and property damage and seek substantial recoveries, including, in some cases, punitive and exemplary damages. We maintain partial insurance coverage against such claims at a level determined by management to be prudent (see Note 13 to the unaudited condensed consolidated financial statements). In addition, Raytheon retained all product liability claims arising from incidents occurring after April 1, 2001 until March 25, 2007. We cannot predict the outcome of these matters or whether Raytheon will uphold its indemnity obligations (see Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K, as amended by Form 10-K/A, filed July 15, 2009, for the year ended December 31, 2008). We are at risk of losses and adverse publicity stemming from any accident involving aircraft for which we hold design authority. The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial condition, results of operations or liquidity.

In July 2007, the FAA informed us that it had initiated an investigation concerning compliance by one of our suppliers with part specifications involving our T-6A trainers and certain special mission King Air aircraft sold to the U.S. Government. HBAC cooperated with the FAA investigation and conducted its own supplier quality audits. HBAC believes the alleged non-compliance condition does not impact safety of flight. On June 17, 2008, the U.S. Attorney’s Office for the District of Kansas notified us that the FAA had referred a civil penalty matter arising out of its investigation to the U.S. Attorney’s Office for enforcement. According to the U.S. Attorney’s Office, the FAA had recommended fines against HBAC of at least $2.5 million arising out of the alleged supplier non-conformance and HBAC’s alleged quality oversight of the supplier. We do not believe any resulting civil penalty would be material to our financial condition, results of operations or liquidity.

On June 28, 2008, the U.S. Attorney’s Office sent notice to us that it was investigating whether HBAC’s alleged conduct violated the civil False Claims Act (“FCA”) arising from the same facts as the FAA proceeding described above. The investigation was focused on the alleged supplier non-conformance with specifications and HBAC’s alleged inadequate quality control over the supplier’s manufacturing process on certain T-6A and King Air aircraft delivered to the government. HBAC cooperated with the government’s investigation. On March 26, 2009, the United States Attorney’s Office for the District of Kansas filed a Notice in the United States District Court for the District of Kansas informing the Court that the United States declined to intervene in a qui tam lawsuit relating to the FCA investigation. The U.S. Attorney’s Notice to the Court further asserted that the government retains the right to intervene in the FCA qui tam action and that no settlement of that action can occur without the government’s consent. The Court directed that the Second Amended Complaint in the qui tam lawsuit be unsealed. On April 13, 2009, the qui tam relators filed a Third Amended Complaint. The qui tam lawsuit, United States ex rel. Minge, et al. v. Turbine Engine Components Technologies Corporation, et al., No. 07-1212-MLB (D. Kan.), alleges FCA causes of action against HBAC (and its predecessor, Raytheon Aircraft Company). The lawsuit also alleges FCA causes of action, retaliation causes of action, and a tort cause of action against TECT Aerospace Wellington, Inc. (an HBAC supplier) and various affiliates of TECT. The Third Amended Complaint does not quantify the damages alleged against HBAC. Under the FCA, the government can recover treble damages suffered by the government plus civil penalties of up to $11,000 for each false claim. An adverse judgment under the FCA can also subject HBAC to suspension or debarment of future government business. The matter is now pending.

On April 7, 2009, Airbus UK Ltd. (“Airbus”) filed a Request for Arbitration (“RFA”) with the International Chamber of Commerce (“ICC”) in Paris initiating proceedings against HBAC. In the RFA, Airbus alleges that HBAC breached its obligations under the Airframe Purchase and Support Agreement dated August 19, 1998 between Airbus and HBAC. More particularly, Airbus claims that it and HBAC reached agreement in April of 2008 for HBAC to purchase increased volumes of fuselages, wings, track kits and spare parts (collectively the “shipsets”) in the 2008 to 2010 time frame. Airbus further alleges that (i) beginning in late 2008, HBAC unilaterally reduced the number of shipsets that it would purchase in breach of its contractual obligations and (ii) that Airbus made substantial investments to expand its production capacity at the urging of HBAC and in reliance on alleged expanded commitments from HBAC. Airbus claims damages in an amount in excess of 40 million pounds sterling. HBAC filed its response in June, 2009, vigorously contesting Airbus’s claims and denying the material allegations of the RFA and further alleging that Airbus breached the Joint Cost Reduction Agreement between the parties, claiming unspecified damages as well as claiming damages of $500,325 related to defective shipset deliveries. Airbus filed a response on July 17, 2009, denying HBAC’s claims.

The arbitration tribunal has been selected and the Chairman is awaiting confirmation by the ICC. Thereafter, the arbitration tribunal will hold a first meeting with the parties to be scheduled in the coming weeks in order to establish a procedural timetable and finalize the Terms of Reference. Following the first meeting, the parties will make written submissions on the merits to the Tribunal in accordance with the procedural timetable.

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

In addition to the risk factors below and the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K, as amended by Form 10-K/A, filed July 15, 2009, for the year ended December 31, 2008, which could materially affect our business, financial position or results of operations.

We Could Suffer Losses Due to Asset Impairment Charges for Goodwill and Intangible Assets.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we test goodwill and intangible assets with indefinite lives, for impairment during the fourth quarter of each year. We continue to assess whether factors or indicators, such as the continuation of existing market conditions, could require an interim test. A downward revision in the fair value of a reporting unit or intangible assets could result in an impairment under SFAS 142 and a non-cash charge would be required. Any such charge could have a material adverse effect on our reported results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Hawker Beechcraft Corporation Amended and Restated Excess Pension Plan, effective as of January 1, 2009.

10.2*	Amendment dated June 4, 2009 to the Hawker Beechcraft Corporation Retirement Income Plan for Salaried Employees.

10.3*	Amendment dated as of December 30, 2008 to the Hawker Beechcraft Corporation Retirement Income Plan for Salaried Employees.

10.4*	Form of June 2009 Joinder Agreement.

10.5*	Form of June 2009 Time Vesting Options Agreement.

10.6*	Form of June 2009 Performance Vesting (A) Options Agreement.

10.7*	Form of June 2009 Performance Vesting (B) Options Agreement.

10.8*	Form of June 2009 RSU Agreement.

31.1.1*	Certifications of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.2*	Certifications of the Principal Executive Officer of Hawker Beechcraft Notes Company.

31.1.3*	Certifications of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.4*	Certifications of the Principal Financial Officer of Hawker Beechcraft Notes Company.

32.1.1*	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.2*	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company.

32.1.3*	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.4*	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKER BEECHCRAFT ACQUISITION COMPANY, LLC

By:	Hawker Beechcraft, Inc., its Sole Member

By:	/s/ Sidney E. Anderson
Sidney E. Anderson, Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ James D. Knight
James D. Knight, Vice President and Controller (Principal Accounting Officer)

Date: August 4, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKER BEECHCRAFT NOTES COMPANY

By:	/s/ Sidney E. Anderson
Sidney E. Anderson, Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ James D. Knight
James D. Knight
(Principal Accounting Officer)

Date: August 4, 2009

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Hawker Beechcraft Corporation amended and Restated Excess Pension Plan, effective January 1, 2009.

10.2*	Amendment dated June 4, 2009 to the Hawker Beechcraft Corporation Retirement Income Plan for Salaried Employees.

10.3*	Amendment dated as of December 30, 2008 to the Hawker Beechcraft Corporation Retirement Income Plan for Salaried Employees.

10.4*	Form of June 2009 Joinder Agreement.

10.5*	Form of June 2009 Time Vesting Options Agreement.

10.6*	Form of June 2009 Performance Vesting (A) Options Agreement.

10.7*	Form of June 2009 Performance Vesting (B) Options Agreement.

10.8*	Form of June 2009 RSU Agreement.

31.1.1*	Certifications of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.2*	Certifications of the Principal Executive Officer of Hawker Beechcraft Notes Company.

31.1.3*	Certifications of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

31.1.4*	Certifications of the Principal Financial Officer of Hawker Beechcraft Notes Company.

32.1.1*	Certification of the Principal Executive Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.2*	Certification of the Principal Executive Officer of Hawker Beechcraft Notes Company.

32.1.3*	Certification of the Principal Financial Officer of Hawker Beechcraft Acquisition Company, LLC.

32.1.4*	Certification of the Principal Financial Officer of Hawker Beechcraft Notes Company.

*	Filed herewith.